Form 10-Q
period 2021-09-30
TG Venture Acquisition Corp.
filed 2021-12-17
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41000

TG Venture Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-1985947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Market Street, Suite 200 San Francisco, CA 94102
(Address of Principal Executive Offices, including zip code)

(628) 251-1369
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common ]Stock and one Redeemable Warrant	TGVC.U	Nasdaq Global Market
Class A Common Stock, par value $0.0001 per share	TGVC	Nasdaq Global Market
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	TGVC.W	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of December 17, 2021, there were 11,557,500 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended September 30, 2021

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from February 8, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4.	Controls and Procedures	20

Part II. Other Information		21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

Part III. Signatures		23

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
(unaudited)
Assets:
Cash	$76,687
Total current assets	76,687
Deferred offering costs	277,091
Total assets	$353,778

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$107,896
Promissory Note - Related Party	227,690
Total current liabilities	335,586

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,889,149 shares issued and outstanding (1)	289
Additional paid-in capital	25,693
Accumulated deficit	(7,790)
Total stockholder’s equity	18,192
Total Liabilities and Stockholder’s Equity	$353,778

(1)	This number included up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 8, 2021 (inception) through September 30, 2021
Formation and operating cost	$7,348	$7,790
Net loss	$(7,348)	$(7,790)

Basic and diluted weighted average shares outstanding(1)	2,514,149	2,514,149
Basic and diluted net loss per common share	$0.00	$0.00

(1)	This number excluded up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 8, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	2,889,149	289	25,693	—	25,982
Net loss	—	—	—	(442)	(442)
Balance as of June 30, 2021 (unaudited)	2,889,149	$289	$25,693	$(442)	$25,540
Net loss	—	—	—	(7,348)	(7,348)
Balance as of September 30, 2021 (unaudited)	2,889,149	$289	$25,693	$(7,790)	$18,192

(1)	This number included up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(7,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Formation and operating costs paid by Promissory note – related party	4,854
Net cash used in operating activities	(2,936)

Cash flows from financing activities:
Proceeds from issuance of shares to initial stockholders	25,982
Proceeds from issuance of promissory note to related party	100,000
Payment of deferred offering costs	(46,359)
Net cash provided by financing activities	79,623

Net change in cash	76,687
Cash, beginning of the period	—
Cash, end of the period	$76,687

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under the promissory note	$122,836
Deferred offering costs included in accrued offering costs and expenses	$107,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

TG Venture Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation on February 8, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Tsangs Group Holdings Limited (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on November 2, 2021 (the “Effective Date”). On November 5, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units, generating gross proceeds to the Company of $115,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000, which is described in Note 4.

Transaction costs amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (“ThinkEquity”), the representative of the underwriters (see Note 6), $579,110 of fair value of the Founder Shares (as defined in Note 5) sold to advisors in excess of proceeds (see Note 5), and $736,712 of other offering costs, and was all charged to stockholders’ equity.

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on November 5, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering May 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

Public stockholders have the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to voting on the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.20 per public share.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon the consummation of such Business Combination, and, if the Company seeks public stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company has 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The initial stockholders, Sponsor, executive officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) to waive their redemption rights with respect to their Founder Shares if we are forced to liquidate; (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within the Combined Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period; (iv) the Founder Shares are shares of the Company’s Class B common stock that will automatically convert into shares of the Company’s Class A common stock at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment as described herein, and (v) are entitled to registration rights. If the Company submits the initial Business Combination to the public stockholders for a vote, the initial stockholders, officers and directors have agreed pursuant to the letter agreement to vote any shares held by them and any Public Shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assent that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of September 30, 2021, the Company had $76,687 in its operating bank account, and working capital deficit of $258,899.

After consummation of the IPO on November 5, 2021, the Company had $688,590 in its operating bank account, and working capital of $976,890. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from February 8, 2021 (inception) to April 12, 2021 as filed with the SEC on November 3, 2021, and the Company’s report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 5, 2021, as filed with the SEC on November 16, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The significant accounting estimate reflected in the Company’s financial statements includes, but is not limited to, valuation of Founder Shares.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $76,687 as of September 30, 2021. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. As of September 30, 2021, total deferred offering costs were $277,091, and upon the IPO on November 5, 2021 amounted to $3,040,822, all of which was allocated to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Common stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the 11,500,000 Public Warrants (Note 3) and 5,500,000 Private Placement Warrants (Note 4) as equity-classified instruments.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 8, 2021(inception) through September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging-Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our financial statements was not material.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 5, 2021, the Company sold 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 1,500,000 Units, at a purchase price of $10.00 per Unit. Each unit consists of one Public Share, an aggregate of 11,500,000 Public Shares, and one redeemable Public Warrant, an aggregate of 11,500,000 Public Warrants. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement, for an aggregate purchase price of $5,500,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments (see Note 7), and will expire worthless if the Company does not complete the initial Business Combination.

The Private Placement Warrants are identical to the Public Warrants except that they will not be transferable, assignable or saleable until 30 days after the Business Combination except to certain permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

In 2021, the Sponsor and other founders (the “Initial Stockholder”) paid $25,982 in exchange for 2,889,149 shares of Common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 11,500,000 Units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares represent 20% of the outstanding shares after the IPO.

Two of the initial stockholders, TriPoint Capital Management, LLC (“TriPoint”), a Delaware limited liability company, and HFI Limited (“HFI”), a Cayman Islands company, serve in an advisory capacity to the Sponsor with the Company being a primary beneficiary, and their participation in the purchase of Founder Shares is considered as part of their compensation as advisors. Accordingly, upon consummation of the IPO on November 5, 2021, the Company recorded the excess fair value above the purchase price of the 300,000 Founder Shares purchased by TriPoint and HFI as an offering cost of $579,110, which were charged to stockholders’ equity.

On November 2, 2021, the Sponsor entered into an Agreement with the Company’s three independent directors under which they were each assigned 30,000 of the Founder Shares the Sponsor owned, as an inducement to serve as directors of the Company, for which they paid $0.009 per share, or an aggregate of $810. The shares are vested upon the consummation of the IPO. The fair value of the 90,000 shares at November 2, 2021, was estimated using a Monte Carlo simulation model to be approximately $706,000 in the aggregate, which the Company will record as director compensation expense (see Note 8).

The Initial Stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, except with respect to permitted transferees.

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. Through September 30, 2021, the Company had borrowed $227,690 under the promissory note. On November 5, 2021, the Company fully repaid the outstanding promissory note balance of $227,690 (see Note 8).

Working Capital Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the Effective Date of the registration statement of which this prospectus forms a part, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination.

Underwriting Agreement

On November 5, 2021, the Company paid a cash underwriting discount of 1.0% per Unit, or $1,150,000. In addition, the underwriting agreement provides the option to purchase up to 1,500,000 additional Units to cover any over-allotments, if any, at the Proposed Public Offering price of $10.00 less the underwriting discount of 1%. The over-allotment was exercised in full upon the IPO on November 5, 2021.

Representative Units

Simultaneous with the closing of the IPO, the Company issued to ThinkEquity, as part of representative compensation upon the consummation of the IPO, 57,500 Representative Units (the “Representative Units”). The Representative Units consist of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Representative Units are identical to the Units except, and so long as the Representative Units are held by ThinkEquity (and/or its designees) or its permitted transferees, they (i) may not (including the Class A common stock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) may be exercised by the holders on a cashless basis, (iii) will be entitled to registration rights and (iv) will not be exercisable more than five years from the Effective Date of the registration statement of which this prospectus forms a part in accordance with FINRA Rule 5110(f)(2)(G)(i). ThinkEquity has agreed (i) to waive its redemption rights with respect to the warrants underlying the Representative Units in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such warrants if the Company fails to complete the initial Business Combination within 18 months from the closing of the IPO.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At September 30, 2021, no warrants were issued or outstanding. Upon consummation of the IPO on November 5, 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants were issued and are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Each warrant is exercisable at any time commencing on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the IPO and terminating at 5:00 p.m., New York City time on the earlier to occur of (i) the date that is five (5) years after the date on which the Company consummates a Business Combination, (ii) at 5:00 p.m., New York City time on the Redemption Date as provided in the Warrant Agreement and (iii) the liquidation of the Trust Account (the “Expiration Date”). The Company in its sole discretion may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company will provide at least twenty (20) days’ prior written notice of any such extension to registered holders and, provided further that any such extension shall be applied consistently to all of the Warrants. Notwithstanding anything to the contrary contained herein, for so long as any Private Warrant is held by the Sponsor and/or their designees, such Private Warrant may not be exercised after five years from the Effective Date of the Registration Statement. The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 60 business days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	In whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 2, 2021, the Sponsor entered into an Agreement with the Company’s three independent directors under which they were each assigned 30,000 of the Founder Shares the Sponsor owned, as an inducement to serve as directors of the Company, for which they paid $0.009 per share, or an aggregate of $810. The shares are vested upon the consummation of the IPO. The fair value of the 90,000 shares at November 2, 2021, was estimated using a Monte Carlo simulation model to be approximately $706,000 in the aggregate, which the Company recorded as director compensation expense.

On November 5, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units, generating gross proceeds to the Company of $115,000,000. Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000. Transaction costs of the IPO amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (“ThinkEquity”), the representative of the underwriters, $579,110 of fair value of the Founder Shares sold to advisors in excess of proceeds, and $736,712 of other offering costs, and was all charged to shareholders’ equity.

On November 5, 2021, the Company fully repaid the outstanding promissory note balance of $227,690.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “TG Venture Acquisition Corp.,” “our,” “us” or “we” refer to TG Venture Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated on February 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is Tsangs Group Holdings Limited (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 2, 2021. On November 5, 2021, we consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units. Transaction costs amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (“ThinkEquity”), the representative of the underwriters, $579,110 of fair value of the Founder Shares sold to advisors in excess of proceeds, and $736,712 of other offering costs, and was all charged to shareholders’ equity.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we are unable to complete the initial Business Combination within 18 months from the closing of this offering May 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if we are unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

We have 18 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

Liquidity and Capital Resources

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. As of September 30, 2021, we had $76,687 in its operating bank account, and working capital deficit of $258,899.

After consummation of the IPO on November 5, 2021, we had $688,590 in our operating bank account, and working capital of $976,890. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans as defined in Note 5. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 8, 2021 (inception) through September 30, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 8, 2021 (inception) to September 30, 2021, we had net loss of approximately $7,790, which consisted of formation and operating costs. For the three months ended September 30, 2021, we had a net loss of $7,348 consisting of formation and operating costs.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We entered into an administrative services agreement on November 2, 2021, pursuant to which we will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the Effective Date of the registration statement of which this prospectus forms a part, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination.

Underwriting Agreement

On November 5, 2021, we paid a cash underwriting discount of 1.0% per Unit, or $1,150,000.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $3,040,822, all of which was allocated to stockholders’ equity.

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriter. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. We account for our outstanding warrants as equity-classified instruments.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved.

Further, Section102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated November 3, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated November 3, 2021, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On November 5, 2021, simultaneously with the closing of the initial public offering (the “IPO”), pursuant to the Warrant Subscription Agreement, the Company completed the private sale of an aggregate of 5,500,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,500,000 (the “Private Placement”). The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the IPO, except as otherwise disclosed in the Registration Statement. Each of the Private Placement Warrants are exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No commissions were paid in connection with such sales.

Use of Proceeds

On November 5, 2021, we consummated the IPO of 11,500,000 units (the “Units”), which included 1,500,000 Units upon a full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (each warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

The Private Placement generated gross proceeds to the Company of $5,500,000.

A total of $117,300,000 of the proceeds from the IPO and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG Venture Acquisition Corp.
Date: December 17, 2021	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

