Form 10-K
period 2021-12-31
TG Venture Acquisition Corp.
filed 2022-03-31
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-41000

TG Venture Acquisition Corp.

(Exact name of issuer as specified in its charter)

Delaware	86-1985947
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1390 Market Street, Suite 200 San Francisco, California 94102	(628) 251-1369
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common ]Stock and one Redeemable Warrant	TGVC.U	Nasdaq Global Market
Class A Common Stock, par value $0.0001 per share	TGVC	Nasdaq Global Market
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	TGVC.W	Nasdaq Global Market

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0. The aggregate market value was computed by reference to the last sale price ($0 price per share) of such common equity as of that date.

As of March 30, 2022, the registrant had 11,557,500 shares of Class A common stock (11,500,000 of which are subject to possible redemption) and 2,889,149 shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTRODUCTORY NOTE

“TGV”, “TG Venture”, “the Company”, “we”, “us” and “our” refer to TG Venture Acquisition Corp., a Delaware corporation, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

TG Venture Acquisition Corp. (the “Company” or “TG Venture”) is a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to initially focus our search on identifying a prospective target business in the technology industries in the United States and other developed countries, with a special focus within the space technology, financial technology, technology, media and telecom (“TMT”) industries and related sectors. Though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau) and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Corporate Information

TG Venture was incorporated in Delaware in 2021. Our principal executive offices are located at 1390 Market Street, Suite 200 San Francisco, CA 94102. Our corporate website is https://tgventureacquisition.com/

Recent Developments

On November 5, 2021, TG Venture consummated its initial public offering (the “IPO”) of 11,500,000 units (the “Units”), which included 1,500,000 Units upon a full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

On November 5, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of an aggregate of 5,500,000 Warrants (the “Private Placement Warrants”) to Tsangs Group Holdings Limited (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,500,000. Each of the Private Placement Warrants are exercisable to purchase one share of Class A Common Stock at a price of $11.50 per share.

A total of $117,300,000 of the proceeds from the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

PROPOSED BUSINESS

We are a newly organized blank check company incorporated on February 8, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. Though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau) and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

The Company plans to take a differentiated approach compared to the recent plethora of special purpose acquisition company (“SPAC”) issuances by focusing its initial business combination search on the following industry segments:

●	Artificial Intelligence (“AI”) and Machine Learning

●	Robotic Process Automation (“RPA”)

●	Edge Computing

●	Quantum Computing

●	Virtual Reality (“VR”)

●	Augmented Reality

●	Blockchain

●	Space Exploration

●	Internet of Things

●	5G Data and Telecommunications

●	Cybersecurity

●	AI Powered Drug Discovery

●	Hydrogen Energy

●	Electrical Vehicle Charging Infrastructure

●	Financial Technology

●	Technology, media and telecom TMT

We will not be limited to any particular industry, sector or geographic region in our identification and acquisition of a business combination target, except that we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). However, we believe that we have created a significant competitive advantage compared to other SPACs that have chosen to pursue potential business combinations with a much wider targeted mandate. With nearly 420 active SPACs as of June 11, 2021 still searching for a business combination, target companies have never had more choices nor do they necessarily know which SPACs to approach. By assembling a management team and board of directors with highly successful operating and investing track records in the industries we seek to pursue, we believe that we will be the preferred SPAC partner for the highest quality assets within our focus areas. In addition, our management team and board of directors have vast experience both investing in and leading various organizations, both public and private, and domestic and international government agencies. This experience base affords us the opportunity to leverage our robust network of contacts to execute our focused strategy across the globe.

We also intend to concentrate our efforts on identifying businesses with enterprise values less than $1.25 billion. We believe that this segment of the market is underserved and has greater valuation arbitrage opportunities and more favorable competitive dynamics compared to many SPACs that are targeting assets with enterprise values greater than $2 billion. In 2020, the average SPAC initial public offering raised gross proceeds of $336 million. Raising less capital in our IPO will enable us to offer target companies at our preferred valuation range a more compelling transaction structure versus larger SPACs that may be seeking a similar asset. In addition, we can maintain a higher degree of agility and flexibility should we choose to pursue a business with an enterprise value greater than $1.25 billion by leveraging our public stock as additional currency for the merger consideration.

We believe we have the right team, strategy and market opportunity to identify, acquire and manage a “best-in-class” business with the ultimate mandate of delivering an attractive return to all stakeholders.

Our co-Founders, Pui Lan Patrick Tsang (Chairman and CEO) and Philip Rettger (CFO and Director), are industry pioneers, visionary investors, serial entrepreneurs and deeply experienced operators with an extensive deal-making history. Over the course of their careers, Mr. Tsang and Mr. Rettger have founded, controlled, assembled and financed enterprises across various segments and industries, including cable, broadcast, cellular, fiber, satellite, communications technologies, wireless broadband, energy and technology invention and project development. As pioneering investors, they have brought value and profits to stockholders of numerous businesses through rollups, acquisitions, mergers, both independently and in partnerships with other public corporations, and private equity firms.

Mr. Tsang and Mr. Rettger have shown repeated foresight in identifying and investing in key trends that have shaped the global space technology, financial technology and TMT markets. In bringing vision into reality, they have consistently built cohesive executive teams and culture-led organizations to execute within competitive markets.

Mr. Tsang currently serves as Chairman of Tsangs Group, a fourth-generation Single-Family Office. Tsangs Group has made concentrated investments in companies, businesses and assets across multiple sectors, and currently has operations in over 50 countries spanning 6 continents. In most circumstances, Tsangs Group prefers to make investments in a project of early stage in a particular sector and subsequently seek to make complementary investments in that sector to achieve improved economies of scale, market penetration and operating efficiencies.

The co-Founders have proven their extensive deal-making abilities throughout their careers and created significant stockholder value across numerous high-profile transactions including:

Tsangs Group became the early-stage investor and strategic advisor to Pulse Evolution Group in 2018, which subsequently acquired the German listed Nexway Group, and the combined group rebranded as FaceBank Group in 2018. On April 2020, FaceBank Group completed the merger with fuboTV, the largest vMVPD streaming platform in the US with primary focus on channels that distribute live sports including NFL, MLB, NBA, NHL and international soccer. fuboTV became successfully listed on the New York Stock Exchange in October 2020 (FUBO:US). When comparing with the valuation at the time when Tsangs Group came in, the share price of fuboTV reached $62 at the end of December 2020; Tsangs Group achieved an approximately 300 times return in 2 years on this investment.

Under the leadership of Patrick Tsang (Chairman of our sponsor), the Original IPO Opportunities SP1 (formerly known as OX Global Fund SPC-OX Global Fund IPO Opportunities SP1), managed by Original Asset Management Limited (wholly owned by Patrick Tsang and a SFC  regulated company) has been actively involved in the sourcing and investment in the highly sought-after IPO investment opportunities in Asia, Japan, Korea and the US. The performance of the Fund in 2020 was quite promising with a return of 42.89% for the year then ended.

Patrick Tsang founded Vale International Group Limited, which changed its name to Fragrant Prosperity Holdings Limited. It was established to undergo acquisitions of businesses in the financial and technology sectors in Europe and Asia. It has been listed on the London Stock Exchange since September 2016. Patrick came in as GBP0.0233 per share and the share price was GBP0.07 on April 10, 2021, achieving a return of 200%.

Tsangs Group was an investor of Live Company Group (“LVCG”), a leading Live Events and Entertainment company. LVCG was founded in 2017 and is trading on the AIM market of the London Stock Exchange. LVCG acquired BRICKLIVE Group and the Parallel Live Group. BRICKLIVE holds events that have received widespread acclaim of partner-driven shows designed to showcase the benefits of LEGO-brand toys as an educational tool worldwide. During the very short period of 9 months, Tsangs Group achieved a total return of 33%.

Permission Required from the Chinese Authorities for a Business Combination

As a Delaware corporation with no operations in China, we are not required to obtain permission from any Chinese authorities to operate and we do not expect that permission will be required from the Chinese authorities in connection our business combination since we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Industry Opportunity

While we may acquire a business in any industry, our focus will be on the space technology, financial technology and TMT industries in the United States and other developed countries (excluding mainland China, Hong Kong and Macau). There are a number of emerging technology sub-sections where we believe superior acquisition opportunities may be identified and secured through management’s network and connections. These include, but are not limited to:

●	Artificial Intelligence (“AI”) and Machine Learning. Technologies that enable computers to autonomously learn, deduce and act, through utilization of large data sets. These technologies enable development of systems that collect and store massive amounts of data, and analyze that content to make decisions based on probability and statistical analysis. Applications for Artificial Intelligence & Machine Learning include speech recognition, computer vision, robotic control and accelerating processes in the empirical sciences where large data sets are essential.

●	Robotic Process Automation (“RPA”). Automated or remote-controlled mechanical devices and technology. This includes machinery programmed to perform repetitive tasks such as manufacturing and loading; precision tasks such as surgery or semiconductor production; and remote-operated movement or travel, such as that provided by unmanned aerial vehicles, subsea vehicles and land vehicles.

●	Edge Computing. Distributed IT architecture which moves computing resources from clouds and data centers as close as possible to the originating source. Edge computing reduces latency requirements while processing data and saving network costs. The edge can be the router, ISP, routing switches, integrated access devices (IADs), multiplexers, etc. Near-term applications include smart homes and the cloud gaming industry.

●	Quantum Computing. The exploitation of collective properties of quantum states, such as superposition and entanglement, to perform computation. Quantum computers are believed to be able to solve certain computational problems, such as integer factorization (which underlies RSA encryption), substantially faster than classical computers. Real-world use includes artificial intelligence, cryptography, financial modelling, molecular modelling, particle physics and weather forecasting.

●	Virtual Reality (“VR”). Hardware and software technologies providing an immersive, three-dimensional user experience in a virtual world. VR environments are provided through a computer screen augmented with wearable devices, such as head-mounted stereo-optical displays or sensor-embedded gloves. VR also includes remote communication environments, where users interact with each other through computer-generated avatars.

●	Augmented Reality. Technology which overlays superimposed computer-generated images over a view of the real-world, thus altering and/or enhancing the current perception of reality. Companies in this space are involved with hardware and software development, content creation, and distribution related to AR products. This includes headsets, eye tracking technology, smart glasses, video games, mobile applications, training programs, advertising, and commercial and retail applications that utilize AR technology.

●	Blockchain. The blockchain refers to a digital ledger that provides a secure way of making and recording transactions, agreements and contracts. Blockchains are unique in that their ledger is distributed across a network of computers such that it cannot be controlled by a single entity and has no single point of failure. This space includes companies involved in developing blockchain applications related to smart contracts, crowd funding, supply chain auditing, cryptocurrency, identity management, intellectual property, and file storage.

●	Space Exploration. The provision of services, scientific research, or technology related to spaceflight, satellites, or space exploration. This includes micro-satellites, nano-satellites, ground station networks, rocket technology, payload systems, spacecraft development, satellite imagery, satellite telecommunications, space-based data, space materials, space tourism, and asteroid mining.

●	Internet of Things. Products that are enabled with sensors and actuators embedded in physical objects and/or software that uses this sensor data to improve the user experience or allows for sharing this data with a network of other devices, often using the same Internet Protocol that connects the Internet.

●	5G Data and Telecommunications. In telecommunications, 5G is the fifth generation technology standard for broadband cellular networks, and is the planned successor to the 4G networks which provide connectivity to most current cellphones. Due to the increased bandwidth, it is expected the networks will increasingly be used as general internet service providers for laptops and desktop computers, competing with existing ISPs such as cable internet, and also will make possible new applications in internet of things (IoT) and machine-to-machine areas. 4G cellphones are not able to use the new networks, which require 5G enabled wireless devices.

●	Cybersecurity. Cybersecurity refers to the practice of ensuring the integrity, confidentiality, and availability (ICA) of information. Cybersecurity is comprised of an evolving set of tools, risk management approaches, technologies, training, and best practices designed to protect networks, devices, programs, and data from attacks or unauthorized access. Common types of cybersecurity include network security, data loss prevention, cloud security, intrusion detection/prevention systems, identity and access management and antivirus/anti-malware solutions.

●	AI Powered Drug Discovery. AI and other innovative technologies that use data from multiple sources can enable more precise, targeted treatments that will help shift the health ecosystem toward a future where medicine is personalized, predictive, preventative, and participatory. While these solutions focus mostly on transforming the process of small-molecule research, they are also showing potential in the identification of new biologics such as therapeutic antibodies against cancer, fibrosis, and other diseases.

●	Electrical Vehicle Charging Infrastructure. The number of charging outlets has expanded as awareness and adoption of electric vehicles has increased, and this trend is expected to continue and accelerate as large automakers continue to make investments into electric vehicle development. Includes companies building EV charging infrastructure to support the electrification of the mobility sector.

●	Hydrogen Energy. Hydrogen is potentially promising as an energy storage and delivery system, due to its zero emissions output (other than water) and high energy density per weight unit. Companies in this space are developing methods, machines, and materials to use hydrogen for multiple purposes. Key technologies represented here include the design and manufacture of hydrogen fuel cells, new methods of hydrogen production, hydrogen storage, hydrogen fuel infrastructure, and hydrogen-powered mobility solutions.

●	Financial Technology. FinTech is disruptive to our life every day. The power dynamics in the payments industry are changing as consumers shift from cash and checks to digital payment methods and the COVID-19 Pandemic accelerated digitization. The payments industry demonstrated its adaptability, springing quickly to serve as a crisis response co-partner for individuals and businesses, assist in distributing government stimulus payments, and help customers, merchants, and corporate clients transact in contactless ways. Favorable trends such as the shift to contactless payments, the growing adoption of digital wallets, and the more widespread use of B2B payments automation are lifting the industry’s prospects.

●	Technology, media and telecom. The TMT, sector is an industry grouping that includes the majority of companies focused on new technologies. The TMT sector is sometimes also referred to as technology, media, and communications (“TMC”).

Business Strategy

We believe the future success of the capital markets for space technology, financial technology and TMT, companies is dependent on new company formation, the sustainability of robust private market funding and an increased willingness of private technology companies to become publicly-traded and therefore become available to a broader universe of investors who can benefit from their disruption and growth. Our mission is to create an alternative path to a traditional IPO for disruptive and agile technology companies to achieve their long-term objectives and overcome key deterrents to becoming public. By leveraging our extensive operational experience and network, we believe we can provide a number of benefits to potential targets and public market investors that can potentially lead to attractive long-term risk-adjusted returns in the public markets. Though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau) and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Our strategy revolves around seeking targets in the following sectors:

●	Technologies including but not limited to:

○	Artificial Intelligence (“AI”) and Machine Learning
○	Robotic Process Automation (“RPA”)
○	Edge Computing
○	Quantum Computing
○	Virtual Reality (“VR”)
○	Augmented Reality
○	Blockchain
○	Space Exploration
○	Internet of Things
○	5G Data and Telecommunications
○	Cybersecurity
○	AI Powered Drug Discovery
○	Hydrogen Energy
○	Electrical Vehicle Charging Infrastructure

●	Financial Technology

●	Technology, media and telecom, or TMT

We also intend to concentrate our efforts on identifying businesses with enterprise values of less than $1.25 billion and may be located in the United States and other developed countries. We believe this segment of the market has greater sourcing inefficiencies, as companies of this scale and geographic “footprint” tend to be overlooked. Our core competencies and international rolodex will allow us to identify opportunities earlier, move faster, and catalyze more accretive value creation strategies compared to our competition. In addition to potential business combinations, we may identify on our own, we also anticipate that our focused mandate and pedigreed team will generate inbound leads from various sources outside of our network, including investment market participants, private equity and venture capital groups, investment banking firms, consultants, and large business enterprises seeking to divest non-core assets or divisions.

Our management team possesses the following characteristics necessary to execute on our business strategy:

●	Extensive leadership experience: Our management team and board of directors have held leadership positions at and invested in some of the world’s most cutting edge and forward-thinking public and private companies in our core focus areas.

●	Access to proprietary deal flow: As both lead investors and operators with deep relationships across the globe, we have access to specific opportunities before they become more widely available to others.

●	Deep-pocketed network: Our network includes asset managers who collectively manage billions of dollars, allowing us to support fully the strategies we wish to implement and provide target companies with deal certainty.

●	Focus on aligning interests: We have a deep commitment to providing win-win scenarios for all stakeholders and intend to focus on generating attractive outcomes for our investors as well as the target company’s stockholders, employees and customers.

●	Extensive investing and M&A experience: Our team has completed numerous investments and transactions with companies through their lifecycle, including seed and growth equity rounds, IPOs and integrating acquisitions.

●	Track record of value creation: We have a long history of generating substantial risk-adjusted returns for our stockholders across public and private markets and through many business cycles over the last several decades.

While we may pursue an acquisition opportunity in the space technology, financial technology, and TMT industries in the United Stated and other developed countries, we intend to identify and acquire a business that could benefit from a hands-on owner with extensive operational experience and that presents potential for an attractive risk-adjusted return profile under our stewardship.

Acquisition Criteria

We intend to leverage what we believe is a competitive advantage in sourcing potential targets that will materially benefit from our unique expertise and where we are best situated to augment the value of the business following the completion of the initial business combination.

We believe our management team is well positioned to identify unique opportunities across the space technology, financial technology and TMT industries, but we will not undertake our initial business combination with an entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). Our selection process will leverage our relationships with leading company founders, executives of private and public companies, venture capitalists and growth equity funds, in addition to the extensive industry and geographical reach of TG Venture’s platforms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources.

We also believe that our founders’ reputation, experience and track record of making investments especially in the space technology, financial technology and TMT industries will make us a preferred partner for these potential targets.

We also anticipate offering the following benefits to our business combination partner:

●	Partnership with our management team and board of directors who have extensive and proven experiences in leading, operating and investing in world-class companies in our focus areas;
●	Access to our vast network of contacts and relationships across the globe to accelerate growth initiatives;
●	Access to deep-pocketed, fundamental investors who can provide confidence with respect to deal closure and long-term support of implementing management’s strategy;
●	A listed public currency for future acquisitions and quick access to the capital markets to support organic growth opportunities;
●	Ability for the existing management team to retain control and accelerate their long-term vision.

Consistent with our strategy, we have identified the following general criteria and guidelines to evaluate prospective target businesses. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire one or more businesses that we believe:

●	can be leaders or pioneers in space technology, financial technology and TMT;
●	are technology first companies with strong portfolios of intellectual property, trade secrets and know-how;
●	can benefit from the extensive networks and insights we have built.
●	can use technology to drive meaningful operational improvements and efficiency gains;
●	are ready to operate in the scrutiny of public markets, with strong management, corporate governance and reporting policies in place;
●	will likely be well received by public investors and are expected to have good access to the public capital markets;
●	are at an inflection point, such as those requiring additional management expertise, innovation to develop new products or services, improvement of financial performance or growth through a business combination;
●	have significant embedded and/or underexploited expansion opportunities;
●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market, based on our company-specific analysis and due diligence review; for a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of earnings, potential for operational improvements, corporate governance, customers, material contracts, and industry background and trends; and
●	will offer attractive risk-adjusted equity returns for our stockholders.

We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our stockholder communications related to the acquisition. As discussed elsewhere in this Report, this would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We expect to be able to comply with NASDAQ rules and by reason of our arrangements with ThinkEquity, there are no deferred underwriting commissions. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to NASDAQ rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NASDAQ’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also seek to utilize the expertise of our management team in the space technology, financial technology and TMT industries and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Members of our management team and our independent directors directly or indirectly own founder shares and/or placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, including Mr. Patrick Tsang, our CEO, who is also an independent director of Model, another blank check company. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, members of our team may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 1390 Market Street, Suite 200, San Francisco, California 94102, and our telephone number is (628) 251-1369. Our executive offices are provided to us by our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive office is located at 1390 Market Street, Suite 200, San Francisco, California 94102 and we pay a monthly rent of $445.

ITEM 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES.

As the Company is a smaller reporting company, this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The units, Class A common stock and warrants were approved for listing on the NASDAQ Global Market (“NASDAQ”), under the symbol “TGVCU,” “TGVC” and “TGVCW,” respectively on November 2, 2021. Commencing on November 22, 2021, holders of the Units can elect to separately trade the shares of Class A common stock and warrants included in the Units. Any Units not separated will continue to trade on the NASDAQ under the symbol “TGVCU”. Any underlying Class A common stock and warrants that are separated will trade on the NASDAQ under the symbols “TGVC” and “TGVCW,” respectively. Our CUSIP numbers are 87251T 109 for our common stock, 87251T 117 for the warrant and 87251T 208 for the Unit.

Holders

As of March 30, 2022 in accordance with our transfer agent records, we had 1 record holder of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans.

Sale of Unregistered Securities

Information regarding any equity securities we have sold since inception that were not registered under the Securities Act of 1933, as amended is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

Between February and March 2021, we issued an aggregate of 2,589,149 founder shares for an aggregate purchase price of $23,282, in cash, or approximately $0.009 per share. We also issued 150,000 founder shares to each of TriPoint and HFI for a purchase price of $1,350 each. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock after the IPO. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

On November 2, 2021, the Sponsor entered into an Agreement with the Company’s three independent directors under which they were each assigned 30,000 of the Founder Shares the Sponsor owned, as an inducement to serve as directors of the Company, for which they paid $0.009 per share, or an aggregate of $810. The shares vested upon the consummation of the IPO. The fair value of the 90,000 shares at November 2, 2021, was estimated using a Monte Carlo simulation model to be approximately $706,000 in the aggregate, which the Company recorded as director compensation expense.

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

Use of Proceeds

The IPO generated gross proceeds to the Company of $115,000,000. The Private Placement generated gross proceeds to the Company of $5,500,000.

A total of $117,300,000 of the proceeds from the IPO and the Private Placement was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs of the IPO amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (the representative of the underwriters), $579,110 of fair value of the Founder Shares sold to advisors in excess of proceeds, and $736,712 of other offering costs. The remaining proceeds will be used for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a smaller reporting company, this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited financial statements and the related notes to those financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

The following section reflects management’s views on the financial condition as of December 31, 2021, and the results of operations and cash flows for the period ended December 31, 2021. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited financial statements and related notes to the financial statements contained elsewhere in this Report.

Overview

We are a newly organized blank check company incorporated on February 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the space technology, financial technology, technology, media and telecom (“TMT”) industries and related sectors. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau) and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of current shareholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor is Tsangs Group Holdings Limited (the “Sponsor”). The registration statement for our initial public offering was declared effective on November 2, 2021 (File No. 333-258773) (the “Registration Statement”). On November 5, 2021, we consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units. Transaction costs amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (“ThinkEquity”), the representative of the underwriters, $579,110 of fair value of the Founder Shares sold to advisors in excess of proceeds, and $736,712 of other offering costs, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000.

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we are unable to complete the initial Business Combination within 18 months from the closing of the IPO, May 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if we are unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

We have 18 months from the closing of the IPO, until May 5, 2023 (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

Liquidity and Capital Resources

Our liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $400,000. As of December 31, 2021, we had $664,626 in our operating bank account, and working capital of $825,580.

After consummation of the IPO on November 5, 2021, we had $688,590 in our operating bank account, and working capital of $976,890. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor has committed to provide us Working Capital Loans as defined in Note 5. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Our sponsor has confirmed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination, as well as other routine operating costs.

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

Results of Operations

As of December 31, 2021, we had not commenced any operations. All activity for the period from February 8, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 8, 2021 (inception) to December 31, 2021, we had a net loss of approximately $1,073,167, which consisted of formation and operating costs amounting to $375,267 and $705,630 in director stock compensation, offset by interest income amounting to $7,730.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement that was signed prior to the effective date of the Registration Statement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination.

Underwriting Agreement

On November 5, 2021, we paid a cash underwriting discount of 1.0% per Unit, or $1,150,000.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Transaction costs amounted to $3,040,822, all of which was allocated to stockholders’ equity.

Share Based Compensation

The Company complies with ASC 718 Compensation- Stock Compensation, regarding interests in founder shares acquired by directors and advisors of the Company as compensation.  The interests in the founder shares vested upon the Company completing the initial public offering and compensation expense has been recorded accordingly at that date based upon the initial grant date fair value.  The determination of the fair value of the share-based compensation awards represents a significant estimate within the financial statements.  The fair value is based upon a Monte Carlo valuation that considers the probability of an initial public offering, business combination and other risk factors.

The interest in the founder shares was issued on November 2, 2021. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company determined the valuation of the Class B shares as of November 2, 2021. Consideration of $810 was paid for the interest in the founder shares.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock features certain redemption rights that are considered to be outside of the Company’s control and is subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

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

Further, Section102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	23	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

PAGE	24	BALANCE SHEET AS OF DECEMBER 31, 2021

PAGE	25	STATEMENT OF OPERATIONS FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGE	26	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGES	27	STATEMENT OF CASH FLOWS FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGES	28	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TG Venture Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TG Venture Acquisition Corp. (the “Company”) as of December 31, 2021, the related statement of operations, changes in stockholders’ equity and cash flows for period from February 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the result of its operations and its cash flows for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 31, 2022

TG VENTURE ACQUISITION CORP.

BALANCE SHEET

December 31, 2021
Assets:
Cash	$664,626
Prepaid expense	436,676
Total current assets	1,101,302
Cash and investment held in trust account	117,307,730
Prepaid expense - noncurrent	138,423
Total assets	$118,547,455

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity
Accrued expenses	$274,847
Due to related party	875
Total current liabilities	275,722
Total liabilities	275,722

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.20 per share	117,300,000

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	6
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,889,149 shares issued and outstanding	289
Additional paid-in capital	2,044,605
Accumulated deficit	(1,073,167)
Total stockholders’ equity	971,733
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Equity	$118,547,455

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from February 8, 2021 (inception) through December 31, 2021
Formation and operating costs	$375,267
Loss from operations	(375,267)

Other (expenses) income:
Share based compensation expense	(705,630)
Interest income on cash and investments held in trust account	7,730
Total other expense	(697,900)
Net loss	$(1,073,167)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	2,014,610
Basic and diluted net loss per common share, Class A common stock subject to possible redemption	$(0.26)
Basic and diluted weighted average shares outstanding, Class B common stock	2,095,139
Basic and diluted net loss per common share, Class B common stock	$(0.26)

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

 FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	2,889,149	289	25,693	—	25,982
Issuance of representative units	57,500	6	—	—	(6)	—	—
Value of representative units issued	—	—	—	—	575,000	—	575,000
Excess fair value of Class B stock sold to advisors	—	—	—	—	579,110	—	579,110
Director share-based compensation	—	—	—	—	705,630	—	705,630
Issuance of private placement warrants	—	—	—	—	5,500,000	—	5,500,000
Allocated proceeds to public warrants	—	—	—	—	6,908,120	—	6,908,120
Underwriters’ discount allocated to warrants	—	—	—	—	(69,081)	—	(69,081)
Other offering expenses allocated to warrants	—	—	—	—	(113,583)	—	(113,583)
Accretion of common stock subject to possible redemption	—	—	—	—	(12,066,278)	—	(12,066,278)
Net loss	—	—	—	—	—	(1,073,167)	(1,073,167)
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

 FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(1,073,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Promissory note – related party	5,728
Director compensation expense	705,630
Interest earned on cash held in Trust Account	(7,730)
Changes in operating assets and liabilities:
Prepaid assets	(575,099)
Accrued offering costs and expenses	163,451
Net cash used in operating activities	(781,187)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flows from financing activities:
Proceeds from issuance of shares to initial stockholders	113,850,000
Proceeds from sale of Founder Shares	25,982
Proceeds from sale of Private Placement units	5,500,000
Proceeds from issuance of promissory note to related party	100,000
Payment of promissory note to related party	(227,689)
Payment of deferred offering costs	(502,480)
Net cash provided by financing activities	118,745,813

Net change in cash	664,626
Cash, beginning of the period	—
Cash, end of the period	$664,626

Supplemental disclosure of non-cash financing activities:
Issuance of representative units	$6
Deferred offering costs paid by Sponsor under the promissory note	$122,836
Deferred offering costs included in accrued offering costs and expenses	$111,396
Remeasurement adjustment charged to additional paid in capital	$12,066,278

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

TG Venture Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation on February 8, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on November 5, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering, May 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

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

The Company has 18 months from the closing of the IPO, through May 5, 2023 (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The initial stockholders, Sponsor, executive officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to their Founder Shares if we are forced to liquidate; (ii) to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation: (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or certain amendments to the charter prior thereto or to redeem 100% of the Company’s Public Shares if the Company does not complete the initial Business Combination within the Combined Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period; (iv) the Founder Shares are shares of the Company’s Class B common stock that will automatically convert into shares of the Company’s Class A common stock at the time of the initial Business Combination, on a one-for-one basis, subject to adjustment as described herein, and (v) are entitled to registration rights. If the Company submits the initial Business Combination to the public stockholders for a vote, the initial stockholders, officers and directors have agreed pursuant to the letter agreement to vote any shares held by them and any Public Shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share; and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of December 31, 2021, the Company had $664,626 in its operating bank account, and working capital of $825,580.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor has committed to provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Our sponsor has confirmed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

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

Further, Section102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The significant accounting estimate reflected in the Company’s financial statements includes, but is not limited to, the valuation of Founder Shares.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $664,626 as of December 31, 2021. The Company did not have any cash equivalents as of December 31, 2021.

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1, “Other Assets and Deferred Costs”. Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering. Offering costs are allocated to the separable financial instruments to be issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon closing of the IPO on November 5, 2021, offering costs associated with the Class A common stock and the warrants were charged to stockholders’ equity. Upon the IPO on November 5, 2021 offering costs amounted to $3,040,822, all of which was allocated to stockholders’ equity.

Share Based Compensation

The Company complies with ASC 718 Compensation- Stock Compensation, regarding interests in founder shares acquired by directors and advisors of the Company as compensation.  The interests in the founder shares vested upon the Company completing the initial public offering and compensation expense has been recorded accordingly at that date based upon the initial grant date fair value.  The determination of the fair value of the share-based compensation awards represents a significant estimate within the financial statements.  The fair value is based upon a Monte Carlo valuation that considers the probability of an initial public offering, business combination and other risk factors.

The interest in the founder shares was issued on November 2, 2021. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company determined the valuation of the Class B shares as of November 2, 2021. Consideration of $810 was paid for the interest in the founder shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock features certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of December 31, 2021 is reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,725,456)
Issuance cost of redeemable Class A common stock	(3,040,822)
Plus:
Remeasurement adjustment on redeemable common stock	12,066,278
Class A common stock subject to possible redemption	$117,300,000

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

ASC 480-10-S99, addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemptions provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the Company’s warrants defined in Note 7 do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

Reconciliation of Net Loss per Common Stock

Basic and diluted net loss per share for Class A common stock and for Class B common stock is calculated as follows:

For the period from February 8, 2021 (inception) through December 31, 2021
Net Loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(526,069)

Basic and diluted weighted average shares, Class A common stock	2,014,610
Basic and diluted net loss per share	$(0.26)

Net Loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(547,098)

Basic and diluted weighted average shares, Class B common stock	2,095,139
Basic and diluted net loss per share	$(0.26)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account.

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

Two of the initial stockholders, TriPoint Capital Management, LLC (“TriPoint”), a Delaware limited liability company, and HFI Limited (“HFI”), a Cayman Islands company, serve in an advisory capacity to the Sponsor with the Company being a primary beneficiary, and their participation in the purchase of Founder Shares is considered as part of their compensation as advisors. Accordingly, upon consummation of the IPO on November 5, 2021, the Company recorded the excess fair value above the purchase price of the 300,000 Founder Shares purchased by TriPoint and HFI as an offering cost of $579,110, which were charged to stockholders’ equity. We have an advisory agreement with TriPoint and HFI (collectively, the “Advisors”), pursuant to which we paid the Advisors an aggregate of $50,000 upon signing the agreement with them in January 2021 and paid the Advisors a cash bonus of $60,000 upon the closing of the IPO. In addition, the Company has an advisory agreement with Tripoint for post listing services of $5,000 per month and a cash bonus of $50,000 on completion of a merger transaction.

On November 2, 2021, the Sponsor entered into an Agreement with the Company’s three independent directors under which they were each assigned 30,000 of the Founder Shares the Sponsor owned, as an inducement to serve as directors of the Company, for which they paid $0.009 per share, or an aggregate of $810. The shares are vested upon the consummation of the IPO. The fair value of the 90,000 shares at November 2, 2021, was estimated using a Monte Carlo simulation model considering the probability of an initial public offering, business combination and other risk factors, to be approximately $706,000 in the aggregate, which the Company has recorded as director compensation expense.

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

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. As of December 31, 2021, the Company fully repaid the outstanding promissory note.

Working Capital Loans

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of t he proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the period from February 8, 2021 (inception) through December 31, 2021 was $875.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed prior to the Effective Date of the registration statement, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination.

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

Representative Units

Simultaneous with the closing of the IPO, the Company issued to ThinkEquity, as part of representative compensation upon the consummation of the IPO, 57,500 Representative Units (the “Representative Units”). The Representative Units consist of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Representative Units are identical to the Units except, and so long as the Representative Units are held by ThinkEquity (and/or its designees) or its permitted transferees, they (i) may not (including the Class A common stock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) may be exercised by the holders on a cashless basis, (iii) will be entitled to registration rights and (iv) will not be exercisable more than five years from the Effective Date of the registration statement in accordance with FINRA Rule 5110(f)(2)(G)(i). ThinkEquity has agreed (i) to waive its redemption rights with respect to the warrants underlying the Representative Units in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such warrants if the Company fails to complete the initial Business Combination within 18 months from the closing of the IPO.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2021, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At December 31, 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption.

Note 8 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$41,294
Unrealized Gain	(1,623)
Federal net operating loss	37,512
Total deferred tax asset	77,183
Valuation allowance	(77,183)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(77,183)
State
Current	—
Deferred	—
Change in valuation allowance	77,183
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $178,630 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $77,183.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0
Stock Based Compensation	(13.8)
Change in valuation allowance	(7.2)
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. On March 25, 2022, the Sponsor committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. Based on the Company’s review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We are not currently required to evaluate and report on our system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the period ended December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

To date, we have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as set forth below. There are no family relationships by between or among the members of the Board or other executive officers of the Company.

Name	Age	Position
Pui Lan Patrick Tsang	45	Chief Executive Officer, Director and Chairman
Philip Rettger	63	Chief Financial Officer and Director
Jason Cheng Yuen Ma	41	Director
Komal Ahmad	31	Director
Michael Alexander	56	Director

Pui Lan Patrick Tsang, since 2016, Mr. Tsang has served as the Chairman of Tsangs Group Holdings Limited, or our sponsor, a fourth-generation innovation focused Single-Family Office bridging east to west. Born and raised in the United Kingdom, Mr. Tsang has a robust global network as a seasoned investor. He has worked on multiple IPOs and M&A transactions globally and has successfully made investments in Asia, North America, and Europe. Mr. Tsang is the Trade Commissioner of Grenada in Macau, to promote international business and investment. A graduate from the College of Law in England, Mr. Tsang is a qualified solicitor in England, and Wales and Hong Kong. As a philanthropic advocate, he is a Fellow of The Duke of Edinburgh’s International Award World Fellowship and past President of the Rotary E-Club of Hong Kong. He is also an international keynote speaker on finance, technology, fintech, blockchain, AI, and leadership. Mr. Tsang is also an independent director of Model Performance Acquisition Corp. (“Model”), another SPAC that trades on Nasdaq, but has yet to consummate its business. We believe he is well-qualified to serve as a director, as well as our CEO and Chairman, due to his extensive investment and management experience.

Philip Rettger, our Chief Financial Officer, is also one of our directors. Mr. Rettger has been an entrepreneur and corporate executive in energy and finance activities for more than 40 years. In recent years, Mr. Rettger has set up cryptocurrency mining operations at multiple locations and he has been an operating manager of PUF Mining, LLC since 2019. In 2005, he co-founded OptiSolar, Inc., an international developer of utility-scale solar photovoltaic projects, the bulk of whose assets were acquired by First Solar, Inc. in 2010. From 1985 through 2005, Mr. Rettger was active in the invention and development of new technologies and projects in waste energy recovery and heavy oil processing with Oxford Energy, Inc., Ormat Process Technologies, Inc. and OPTI Canada, Inc., resulting in the finance (including initial public offerings and private placements) and construction of several billion dollars of energy projects. Mr. Rettger has also been responsible for the development and finance of multiple hydroelectric projects with Essex Hydro Associates (1979-1982) and Sheep Creek Hydro, Inc. (1983-present), for which he has served as an executive since 2015. Several of the companies in which Mr. Rettger was a co-founder are no longer operating, as a result of technology or market issues. Mr. Rettger received a Bachelor of Science in Economics from the Massachusetts Institute of Technology and an MBA from the Harvard Business School. He is the inventor or co-inventor of over 15 US Patents in his fields of experience, including energy production and space-based data farming. We believe he is well-qualified to serve on our board due to his extensive financial and management experience.

Jason Cheng Yuen Ma, a director, is a media executive, artist, investor and serial entrepreneur leveraging 20+ years of driving strategic thinking and operational execution in Asia and the US. He is a strategic advisor & financier of popular social music video app Triller (2019-present), co-founded premium production studio Stampede Ventures (2017-present), digital music label 88rising (2015-2017), ZASH Global Media(2020-present) a publicly Nasdaq traded media & technology conglomerate and east-west brand strategy & investment firm East West Ventures (2019-present). Mr. Ma is a Senior Advisor to Tencent Music Entertainment & KKBox fund KKFarm and a Network Partner for consumer tech fund GoodWater Capital (2016-present). He is also a senior advisor to private equity funds advised by Courage Capital Management, LLC (2019-present) that invests in catalogs of music rights. In addition, Mr. Ma is a Senior Advisor to Wise Road Capital (2020-present), a global Private Equity investment company, focusing on semiconductor industry and other emerging high-tech industries. Mr. Ma is considered one of the leading financiers to companies, institutions, and individuals investing in Asian media, entertainment, and technology. His investments include Musical.ly (TikTok), Grab, Coinbase, Triller, Slock.it, Brain, CAA Caravan, Oursong, Kind Heaven, NanoTech Energy, XiaoPeng, & MAUM (2 Star Michelin). Mr. Ma received his Bachelor degree in global leadership and intercultural studies from William Jessup University and a Masters degree from Fuller Theological Seminary. We selected Mr. Ma to serve on our board of directors based upon his significant experience in investment banking, investing and leadership.

Michael Alexander, a director, has held a 34-year career in investment banking based in Brisbane, Sydney, New York and Hong Kong. His working career started at Wilsons in Brisbane and Ord Minnett Securities in Sydney and New York. Upon moving to Hong Kong, Mr. Alexander joined JP Morgan before moving to Deutsche Bank, CLSA and Jefferies. From August 2010 through June 2018, he served as the CEO of Jefferies in Asia. Post retiring from investment banking, he spent 12 months as an advisor to the Jefferies group. He was also a seed investor in Block.one which had revenue of US $4 billion in its first year of operation as a blockchain based software company; from January 2018 to April 2020, he served as the CEO of the $1 billion EOS VC Fund of Block.one and until April 2021 had been serving as a senior advisor to Block.one. Mr. Alexander is also a property developer in Japan having built two chalets in the Annupuri ski fields of Niseko. He is in the process of developing a 20-luxury apartment complex on a two-acre block near the Niseko village ski field. He received a Bachelor of Economics and Bachelor of Commerce from Queensland University. We selected Mr. Alexander to serve on our board of directors based upon his significant experience both as an investment banker and advisor, as well as his experience with listed companies.

Komal Ahmad, a director, is the Founder of Copia, a for-profit surplus food waste management company that she launched in 2015. Copia’s advanced and proprietary technology reduces food waste and hunger across North America. Ms. Ahmad is well recognized as an award-winning changemaker, humanitarian, and entrepreneur. She is the University of California’s Global Food Changemaker and was chosen as the 2016 Social Entrepreneur of the Year and as a 2017 MIT SOLVER. Ms. Ahmad has been named to the coveted Forbes 30 Under 30 twice, has been featured as one of the Most Powerful Women in the World by Entrepreneur Magazine, recognized as one of the Most Powerful & Impactful People in Business by Marie Claire, highlighted as one of the Most Creative People in Business by Fast Company, listed among the Top 50 Most Badass Women in the World by InStyle, and selected as a Toyota Mother of Invention. Ms. Ahmad was also honored with the prestigious Nelson Mandela Humanitarian Award. Ms. Ahmad graduated in 2016 with a Bachelor of Arts from UC Berkeley with majors in International Health & Development and Global Poverty and Practice. We selected Ms. Ahmad to serve on our board of directors based upon her extensive business and management experience as well as her leadership positions.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described y such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Number and Terms of Office of Officers and Directors

We have five directors. The term of office of our directors will expire at our first annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Ma, Mr. Alexander and Ms. Ahmad are “independent directors” as defined in NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Ms. Ahmad, Mr. Alexander and Mr. Ma serve as members of our audit committee, and Mr. Alexander chairs the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each of our directors meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Donaldson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. The members of our compensation committee include Ms. Ahmad, Mr. Alexander and Mr. Ma, and Ms. Ahmad chairs our compensation committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Office’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have a Code of Ethics applicable to our directors, officers and employees. You can review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this Report entitled “Where You Can Find Additional Information.”

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Meetings of the Board of Directors

During the period from February 8, 2021 (inception) through December 31, 2021, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Section 16(a) of the Securities Exchange Act of 1934

Based on a review of Forms 3, 4 and 5 furnished to us, we believe that during the period from February 8, 2021 (inception) through December 31, 2021 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. On November 2, 2021, the Sponsor entered into an Agreement with the Company’s three independent directors under which they were each assigned 30,000 of the Founder Shares the Sponsor owned, as an inducement to serve as directors of the Company, for which they paid $0.009 per share, or an aggregate of $810. The shares are vested upon the consummation of the IPO. The fair value of the 90,000 shares at November 2, 2021, was estimated using a Monte Carlo simulation model considering the probability of an initial public offering, business combination and other risk factors, to be approximately $706,000 in the aggregate, which the Company has recorded as director compensation expense. Other than as set forth elsewhere in this Report, no other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The percent of class is based on 14,446,649 total shares of our Class A and Class B common stock issued and outstanding as of the date of this Report.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Approximate Percentage of Outstanding Common Stock
Pui Lan Patrick Tsang(2)	1,710,816	11.84%
Philip Rettger(3)	80,000	0.55%
Jason Cheng Yuen Ma	30,000	0.21%
Komal Ahmad	30,000	0.21%
Michael Alexander	30,000	0.21%
All executive officers and directors as a group (5 individuals)	1,880,816	13.02%
TriPoint Capital Management(4)	150,000	1.04%
HFI Limited(5)	150,000	1.04%
Dragon Active Limited(6)	788,333	5.46%
Tsangs Group Holdings Limited(2)	1,710,816	11.84%

*	Less than one percent.

(1)	Interests shown consists solely of founder shares, classified as shares of Class B common stock. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. See Exhibit 4.2, “Description of Securities.”

(2)	Mr. Patrick Tsang, our CEO, is the sole owner, sole director and managing member of Tsangs Group Holdings Limited and therefore holds voting and dispositive control over the securities held by Tsangs Group. The business address of Tsangs Group Holdings Limited is Room 6801, 68th Floor, The Center, 99 Queen’s Road Central, Central, Hong Kong, Hong Kong.

(3)	Mr. Rettger’s shares are held in trust by Dragon. Mr. Rettger purchased these shares for $8.00.

(4)	TriPoint Capital Management, LLC is managed by its managers, Michael Boswell and Mark Elenowitz, who are deemed to have voting and dispositive control over the shares held by TriPoint, the principal office address of which is 725 Still Creek Lane, Suite 101, Gaithersburg, MD 20878.

(5)	Simon Powell is sole owner of HFI Limited, a company incorporated in the British Virgin Islands, and therefore holds voting and dispositive control over the securities held by HFI Limited. The business address of HFI Limited is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.

(6)	Chak Kwan Kelvin Liu has voting and dispositive control over the securities held by Dragon Active Limited. The business address of Dragon Active Limited is Flat 11B, Blk 1, Robinson Heights, 8 Robinson Road, Mid-Levels, Central, Hong Kong.

Because of their ownership block, our founders have significant influence over the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions other than approval of our initial business combination. The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Our sponsor, executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Change in Control

As of the date of this Report, there were no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the beginning of the year ended December 31, 2021, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor purchased an aggregate of 5,050,000 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,050,000. Each warrant is exercisable to purchase one share of common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination within 18 months from the closing of the IPO. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the completion of the IPO and (iii) if we fail to consummate a business combination within 18 months from the completion of the IPO or if we liquidate prior to the expiration of the 18 month period, However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18 month period.

Pursuant to a registration rights agreement we entered into with our initial stockholders prior to the IPO, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act; provided that the holders of the underwriter shares and underwriter warrants may only make a demand on one occasion. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Our CEO, Mr. Tsang, has served as Chairman of the sponsor, who is also our largest stockholder, since October 2017. Additionally, Dragon, who owns more than 5% of our stock, is controlled by the Managing Director of our sponsor.

In March 2021, we issued an aggregate of 2,589,149 founder shares for an aggregate purchase price of $23,282 in cash, or approximately $0.009 per share. We also issued 150,000 founder shares to each of TriPoint and HFI for a purchase price of $1,350 each. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the IPO. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

We have an advisory agreement with TriPoint and HFI (collectively, the “Advisors”), pursuant to which we paid the Advisors an aggregate of $50,000 upon signing the agreement with them in January 2021 and paid the Advisors a cash bonus of $60,000 upon the closing of the IPO. We also issued the Advisors an aggregate of 300,000 shares of common stock. In addition, the Company has an advisory agreement with Tripoint for post listing services of $5,000 per month (of which $2,500 will be deferred until the completion of a business combination) and a cash bonus of $50,000 on completion of a business combination.

Our sponsor loaned us $227,690, which we used for a portion of the expenses of the IPO. We fully repaid the loan on November 5, 2021.

Our sponsor has confirmed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors have committed to loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, placement warrants, and warrants that may be issued upon conversion of working capital loans (and in each case holders of their underlying securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We adopted adopt a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics is filed as an exhibit hereto.

In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter is filed as an exhibit hereto. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments have or will be made to our sponsor, officers, directors or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of $227,690, in loans made to us by our sponsor to cover a portion of the expenses of the IPO. We fully repaid the loan on November 5, 2021;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●

Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, as per the commitment letter our sponsor provided to us on March 25, 2022, to cover any additional funds needed to carry out our business. Up to $3,000,000  of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors may become an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. However, in the case of Mr. Tsang, who is currently an independent director of Model Performance Acquisition Corp. (“Model”), another blank check company, he may need to advise Model of any potential transactions first, which could prevent us from completing a deal otherwise beneficial to us.

Other potential conflicts of interest issues include:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers or directors may become an officer or director of another SPAC even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of the IPO. In fact, our CEO Patrick Tsang is an independent director of another blank check company named Model that is listed on NASDAQ. As a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement warrants held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants.

 The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for any of the other entities for which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We have not selected any potential business combination target and have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target. Potential target companies with whom we may engage in discussions may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors (excluding any entity or business that conducts a majority of its business or is headquartered in China, including Hong Kong and Macau). In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote any shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Period from February 8, 2021 (Inception) through December 31, 2021
Audit Fees	$77,540
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total	$77,540

Audit Fees

For the Company’s period from February 8, 2021 (inception) through December 31, 2021, we were billed approximately $77,540 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the period from February 8, 2021 (inception) through December 31, 2021.

Tax Fees

For the period from February 8, 2021 (inception) through December 31, 2021, we were not billed any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed during the period from February 8, 2021 (inception) through December 31, 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. As per the audit committee’s charter, the audit committee is exclusively authorized and directed to consider and, in its discretion, approve in advance any services (including the fees and material terms thereof) proposed to be carried out for the Company by the independent auditor or by any other firm proposed to be engaged by the Company as its independent auditor. In connection with approval of any permissible tax services and services related to internal control over financial reporting, the Committee shall discuss with the independent auditor the potential effects of such services on the independence of the auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b)   Exhibits

Exhibit	Description
1.1	Underwriting Agreement****
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation**
3.3	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
4.5	Description of Securities*
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Commitment Letter from Tsangs Group Holdings Limited*
14.1	Form of Code of Ethics**
99.1	Form of Audit Committee Charter**
99.2	Form of Compensation Committee Charter**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Incorporated by reference to the Registration Statement on Form S-1 filed on August 13, 2021

*** Incorporated by reference to the Registration Statement on Form S-1 filed on September 24, 2021

**** Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2021

+ Furnished herewith

++ Incorporated by reference to the Registration Statement on Form S-1 filed on November 2, 2021

+++Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2021

Item 16. Form 10-K Summary

We do not think a summary of the information required by this form would be useful at this stage of our business and therefore are electing not to include an optional summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG Venture Acquisition Corp.

Dated: March 31, 2022	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
President and Chief Executive Officer
(Principal Executive Officer)

TG Venture Acquisition Corp.

Dated: March 31, 2022	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report  has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 31, 2022:

Name	Position
/s/ Pui Lan Patrick Tsang	Chief Executive Officer, Chairman and Director
Pui Lan Patrick Tsang	(Principal Executive Officer)

/s/ Philip Rettger	Chief Financial Officer and Director
Philip Rettger	(Principal Financial and Accounting Officer)

/s/ Jason Cheng Yuen Ma	Director
Jason Cheng Yuen Ma

/s/ Komal Ahmad	Director
Komal Ahmad

/s/ Michael Alexander	Director
Michael Alexander