Form 10-Q
period 2022-03-31
TG Venture Acquisition Corp.
filed 2022-05-16
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	TGVC.U	Nasdaq Global Market
Class A Common Stock, par value $0.0001 per share	TGVC	Nasdaq Global Market
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	TGVC.W	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 11,557,500 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended March 31, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through to March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through to March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through to March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	23

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

Part III. Signatures		26

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS:	(unaudited)	(audited)
Cash	$344,087	$664,626
Prepaid expense	470,405	436,676
Total current assets	814,492	1,101,302
Prepaid expense-noncurrent	36,307	138,423
Cash and investments held in Trust Account	117,321,928	117,307,730
TOTAL ASSETS	$118,172,727	$118,547,455

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expense	$160,475	$274,847
Due to related parties	2,210	875
Total current liabilities	162,685	275,722
Total Liabilities	162,685	275,722

Commitments Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	117,300,000	117,300,000

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at March 31, 2022 and December 31, 2021	289	289
Additional paid-in capital	2,044,605	2,044,605
Accumulated Deficit	(1,334,858)	(1,073,167)
Total Stockholders’ Equity	710,042	971,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,172,727	$118,547,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 8, 2021 (inception) through March 31, 2021

General and administrative expenses	$275,889	$—
Loss from operations	(275,889)	—

Other income:
Interest income on cash and investments held in Trust Account	14,198	—
Total other income	14,198	—
Net loss	$(261,691)	$—

Basic and diluted weighted average shares outstanding, Class A common stock	11,557,500	—
Basic and diluted net loss per common stock, Class A common stock	$(0.02)	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock	2,889,149	2,589,149
Basic and diluted net loss per common stock, Class B common stock(1)	$(0.02)	$0.00

(1)	This number included up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733
Net loss	—	—	—	—	—	(261,691)	(261,691)
Balance as of March 31, 2022 (Unaudited)	57,500	$6	2,889,149	$289	$2,044,605	$(1,334,858)	$710,042

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH TO MARCH 31, 2021

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 8, 2021 (inception)	—	$—	2,889,149	$289	$25,693	$—	$25,693
Net Income	—	—	—	—	—	—	—
Balance as of March 31, 2021 (Unaudited)	—	$—	2,889,149	$289	$25,693	$—	$25,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the period from February 8, 2021 (inception) through to
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(261,691)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(14,198)	—
Changes in current assets and current liabilities:
Prepaid assets	68,387	—
Accounts payable and accrued expense	(114,372)	—
Due to related parties	1,335	—
Net cash used in operating activities	(320,539)	—

Cash flows from financing activities:
Proceeds from sale of founder shares	—	25,982
Net cash provided by financing activities	—	25,982

Net Change in Cash	(320,539)	25,982

Cash – Beginning	664,626	—
Cash – Ending	$344,087	25,982

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account (as hereinafter defined), substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company has 18 months from the closing of the IPO until May 5, 2023 to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of March 31, 2022, the Company had $344,087 in its operating bank account and working capital of $651,807. As of December 31, 2021, the Company had $664,626 in its operating bank account, and working capital of $825,580.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5) and proceeds outside of the Trust account and Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through May 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The significant accounting estimate reflected in the Company’s financial statements includes, but is not limited to, valuation of Founder Shares.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $344,087 and $664,626 as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

On March 31, 2022 and December 31, 2021, the assets held in the Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. During the three months ended March 31, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry in which the investee operates.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value as of March 31, 2022	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2022
U.S. Treasury Securities	$117,321,270	$—	$(31,249)	$117,290,021

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities	$117,307,072	$—	$(21,399)	$117,285,673

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

Common stock Subject to Possible Redemption

The Company will account for its common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Class A common stock subject to possible redemption reflected on the balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

Reconciliation of Net Loss per Common Stock

Basic and diluted net loss per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended March 31, 2022	For the period from February 8, 2021 (inception) through to March 31, 2022
Net Loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(209,356)	$—

Basic and diluted weighted average shares, Class A common stock	11,557,500	—
Basic and diluted net loss per share	$(0.02)	$0.00

Net Loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(52,335)	$—

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,589,149
Basic and diluted net loss per share	$(0.02)	$0.00

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. At December 31, 2021, the Company fully repaid the outstanding promissory note. At March 31, 2022, the Company did not have any outstanding promissory notes.

Working Capital Loans

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021 were $1,335 and $0, respectively.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At March 31, 2022 and December 31, 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We have 18 months from the closing of the IPO until May 5, 2023 to complete the initial Business Combination (the “Combination Period”). If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

Liquidity, Capital Resources and Going Concern

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

For the three months ended March 31, 2022, cash used in operating activities was $320,539. Net loss of $261,691 was affected by interest earned on investments held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), of $14,198. Changes in operating assets and liabilities used $45,985 of cash for operating activities.

For the three months ended March 31, 2021, there was no cash used in operating activities and $25,982 of cash was provided by financing activities. There was no net income or loss.

As of March 31, 2022, we had investments held in the Trust Account of $117,321,928 (including approximately $14,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $344,087. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through May 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Common Stock Subject to Possible Redemption

We will account for our common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common stock will feature certain redemption rights that are considered to be outside of the Company’s control and will be subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption will be presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, we are voluntarily disclosing the following risk factor that we believe could cause our actual results to differ materially from those included in our final prospectus dated November 3, 2021 filed with the SEC (the “Prospectus”). Except as disclosed, below, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The risk factor disclosure in our Prospectus “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations” is replaced in its entirety with the following risk factor:

“We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.”

Other factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any equity securities during the period covered by this Report.

Use of Proceeds

On November 5, 2021, we consummated the IPO of 11,500,000 units (the “Units”), which included 1,500,000 Units upon a full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (each warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. The IPO was registered on Form S-1 (File No. 333-258773), which was declared effective on November 2, 2021.

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

Substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), will probably be used to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation**
3.3	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Commitment Letter from Tsangs Group Holdings Limited(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Furnished herewith

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

(1) Incorporated by reference to the Annual Report on Form 10-K filed on March 31, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG Venture Acquisition Corp.
Date: May 16, 2022	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)