Form 10-Q
period 2022-06-30
TG Venture Acquisition Corp.
filed 2022-08-12
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of August 12, 2022, there were 11,557,500 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended June 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (audited)	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	18

Part II. Other Information		19

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	20
Item 6.	Exhibits	20

Part III. Signatures		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS:
Cash	$289,892	$664,626
Prepaid expense	380,595	436,676
Total current assets	670,487	1,101,302
Prepaid expense - noncurrent	—	138,423
Cash and investments held in Trust Account	117,435,301	117,307,730
TOTAL ASSETS	$118,105,788	$118,547,455

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expense	$201,475	$274,847
Due to related parties	3,545	875
Income tax payable	1,488	—
Total current liabilities	206,508	275,722
Total Liabilities	206,508	275,722

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.20 per share at June 30, 2022 and December 31, 2021	117,300,000	117,300,000

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at June 30, 2022 and December 31, 2021	289	289
Additional paid-in capital	2,044,605	2,044,605
Accumulated deficit	(1,445,620)	(1,073,167)
Total Stockholders’ Equity	599,280	971,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,105,788	$118,547,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30, 2022	For the period from February 8, 2021 (inception) through June 30, 2021
	2022	2021
General and administrative expenses	$222,647	$442	$498,536	$442
Loss from operations	(222,647)	(442)	(498,536)	(442)

Other income:
Interest income on cash and investments held in Trust Account	113,373	—	127,571	—
Total other income	113,373	—	127,571	—
Income (loss) before provision for income taxes	(109,274)	—	(370,965)	—

Provision for income taxes	1,488	—	1,488	—

Net loss	$(110,762)	(442)	(372,453)	$(442)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,557,500	—	11,557,500	—
Basic and diluted net loss per common share, Class A common stock subject to possible redemption	$(0.01)	0.00	(0.03)	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,889,149	2,514,149	2,889,149	2,514,149
Basic and diluted loss per common share, Class B common stock	$(0.01)	0.00	(0.03)	$0.00

(1)	This number excludes for the three months ended June 30, 2021, and for the period from February 8, 2021 (Inception) through June 30, 2021 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B(1) Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733
Net loss	—	—	—	—	—	(261,691)	(261,691)
Balance as of March 31, 2022	57,500	6	2,889,149	289	2,044,605	(1,334,858)	710,042
Net loss	—	—	—	—	—	(110,762)	(110,762)
Balance as of June 30, 2022	57,500	$6	2,889,149	$289	$2,044,605	$(1,445,620)	$599,280

(1)	This number includes for the three months ended June 30, 2021, and for the period from February 8, 2021 (Inception) through June 30, 2021 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 1).

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	2,889,149	289	25,693	—	25,982
Balance as of March 31, 2021	—	—	2,889,149	289	25,693	—	25,982
Net loss	—	—	—	—	—	(442)	(442)
Balance as of June 30, 2021	—	$—	2,889,149	$289	$25,693	$(442)	$25,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from February 8, 2021 (Inception) Through June 30, 2021
Cash flows from operating activities:
Net loss	$(372,453)	$(442)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(127,571)	—
Formation and operating costs paid by promissory note – related party		432
Changes in current assets and current liabilities:
Prepaid assets	194,504	—
Accounts payable and accrued expense	(73,372)	—
Due to related parties	2,670	—
Income tax payable	1,488	—
Net cash used in operating activities	(374,734)	(10)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	100,000
Proceeds from sale of Founder Shares	—	25,982
Net cash provided by financing activities		125,982

Net change in cash	(374,734)	125,972
Cash, beginning of the period	664,626	—
Cash, end of the period	$289,892	$125,972

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

TG Venture Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 8, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5). As of June 30, 2022, the Company had $289,892 in its operating bank account and working capital of $515,467.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5) and proceeds outside of the Trust account and Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $289,892 and $664,626 as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

As of December 31, 2021, the assets held in the Trust Account consist of United States Treasury Bills. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

During the three and six months ended June 30, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations, however, may in the future periods as permitted under the Trust Agreement.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. There was no change to redemption value at June 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

The Class A common stock subject to possible redemption reflected on the balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

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

ASC 480-10-S99, addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemptions provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statements of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities. The Company concludes that the Company’s warrants defined in Note 7 do not exhibit any of the above characteristics and, therefore, are outside the scope of ASC 480.

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

Reconciliation of Net Loss per Common Stock

Basic and diluted net loss per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(88,611)	$(297,967)

Basic and diluted weighted average shares, Class A common stock	11,557,500	11,557,500
Basic and diluted net loss per share	$(0.01)	$(0.03)

Net loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(22,151)	$(74,486)

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,889,149
Basic and diluted net loss per share	$(0.01)	$(0.03)

	For the Three Months Ended June 30, 2021	For the period from February 8, 2021 (inception) through June 30, 2021
Net loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$—	$—

Basic and diluted weighted average shares, Class A common stock	—	—
Basic and diluted net loss per share	$—	$—

Net loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(442)	$(442)

Basic and diluted weighted average shares, Class B common stock	2,514,149	2,514,149
Basic and diluted net loss per share	$0.00	$0.00

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was (0.40%) and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (1.36%) and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

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

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. At December 31, 2021, the Company fully repaid the outstanding promissory note. At June 30, 2022, the Company did not have any outstanding promissory notes.

Working Capital Loans

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the three and six months ended June 30, 2022, were $1,335 and $2,670, respectively. No administrative fees had been recorded for three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At June 30, 2022 and December 31, 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of June 30, 2022, and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022, and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Funds Held in Trust Account	1	117,435,301	1	$—

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (maturity 05/20/2021)	$117,307,072	$—	$(21,399)	$117,285,673

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022, or for the year ended December 31, 2021.

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

Overview

We are a blank check company incorporated on February 8, 2021, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

For the three months ended June 30, 2022, net loss of $110,762 was affected by interest earned on investments held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), of $113,373. Changes in operating assets and liabilities used $169,940 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $374,734. Net loss of $372,453 was affected by interest earned on investments held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), of $127,571. Changes in operating assets and liabilities used $125,290 of cash for operating activities.

For the three months ended June 30, 2021 and for the period from February 8, 2021 (Inception) through June 30, 2021, net loss of $442 was affected by incorporation fee of $432 and bank charges of $10. Net cash used in operating activities was $10 and net cash was provided by financing activities was $125,982.

As of June 30, 2022, we had investments held in the Trust Account of $117,435,301 (including approximately $135,301 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account, however, we may in future periods as permitted under the Trust Agreement.

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

As of June 30, 2022, we had cash of $289,892. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change to redemption value at June 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

TG Venture Acquisition Corp.
Date: August 12, 2022	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)