Form 10-Q
period 2022-09-30
TG Venture Acquisition Corp.
filed 2022-11-08
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☒ Emerginggrowth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 8, 2022, there were 11,557,500 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended September 30, 2022

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022, and for the period from February 8, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25

Part II. Other Information		26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	28
Item 6.	Exhibits	28

Part III. Signatures		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

 CONDENSED BALANCE SHEETS

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS:
Cash	$251,765	$664,626
Prepaid expense	259,830	436,676
Total current assets	511,595	1,101,302

Prepaid expense – noncurrent	—	138,423
Cash and investments held in Trust Account	117,964,588	117,307,730
TOTAL ASSETS	$118,476,183	$118,547,455

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable and accrued expense	$267,224	$274,847
Due to related parties	4,880	875
Income tax payable	70,480	—
Total current liabilities	342,584	275,722
TOTAL LIABILITIES	342,584	275,722

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.22 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	117,565,087	117,300,000

STOCKHOLDERS’ EQUITY:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at September 30, 2022 and December 31, 2021	289	289
Additional paid-in capital	1,779,518	2,044,605
Accumulated deficit	(1,211,301)	(1,073,167)
TOTAL STOCKHOLDERS’ EQUITY	568,512	971,733
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,476,183	$118,547,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30, 2022	For the period from February 8, 2021 (inception) through September 30, 2021
	2022	2021
General and administrative expenses	$225,976	$7,348	$724,512	$7,790
Loss from operations	(225,976)	(7,348)	(724,512)	(7,790)

Other income:
Interest income on cash and investments held in Trust Account	529,287	—	656,858	—
Total other income	529,287	—	656,858	—

Income (loss) before provision for income taxes	303,311	—	(67,654)	—
Provision for income taxes	68,992	—	70,480	—
Net income (loss)	$234,319	$(7,348)	$(138,134)	$(7,790)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,557,500	—	11,557,500	—
Basic and diluted net income (loss) per common share, Class A common stock subject to possible redemption	$0.02	$0.00	$(0.01)	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,889,149	2,514,149	2,889,149	2,514,149
Basic and diluted net income (loss) per common share, Class B common stock	$0.02	$0.00	$(0.01)	$0.00

(1)	This number excludes for the three months ended September 30, 2021, and for the period from February 8, 2021 (Inception) through September 30, 2021 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733
Net loss	—	—	—	—	—	(261,691)	(261,691)
Balance as of March 31, 2022	57,500	6	2,889,149	289	2,044,605	(1,334,858)	710,042
Net loss	—	—	—	—	—	(110,762)	(110,762)
Balance as of June 30, 2022	57,500	6	2,889,149	289	2,044,605	(1,445,620)	599,280
Accretion to Common Stock Subject to Redemption	—	—	—	—	(265,087)	—	(265,087)
Net income	—	—	—	—	—	234,319	234,319
Balance as of September 30, 2022	57,500	$6	2,889,149	$289	$1,779,518	$(1,211,301)	$568,512

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B(1) Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	2,889,149	289	25,693	—	25,982
Balance as of March 31, 2021	—	—	2,889,149	289	25,693	—	25,982
Net loss	—	—	—	—	—	(442)	(442)
Balance as of June 30, 2021	—	—	2,889,149	289	25,693	(442)	25,540
Net loss	—	—	—	—	—	(7,348)	(7,348)
Balance as of September 30, 2021	—	$—	2,889,149	$289	$25,693	$(7,790)	$18,192

(1)	This number includes for the three months ended September 30, 2021, and for the period from February 8, 2021 (Inception) through September 30, 2021 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture (see Note 1).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from February 8, 2021 (Inception) Through September 30, 2021
Cash flows from operating activities:
Net loss	$(138,134)	$(7,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(656,858)	—
Formation and operating costs paid by promissory note – related party		4,854
Changes in current assets and current liabilities:
Prepaid assets	315,269	—
Accounts payable and accrued expense	(7,623)	—
Due to related parties	4,005	—
Income tax payable	70,480	—
Net cash used in operating activities	(412,861)	(2,936)

Cash flows from financing activities:
Payment of deferred offering costs	—	(46,359)
Proceeds from issuance of promissory note to related party	—	100,000
Proceeds from sale of Founder Shares	—	25,982
Net cash from financing activities	—	79,623

Net change in cash	(412,861)	76,687
Cash, beginning of the period	664,626	—
Cash, end of the period	$251,765	$76,687

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor under the promissory note – related party	$—	$122,836
Deferred offering costs included in accrued offering costs and expenses	$—	$107,896
Accretion to Common Stock Subject to Redemption	$265,087	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of September 30, 2022, the Company had $251,765 in its operating bank account and working capital of $389,284.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $251,765 and $664,626 as of September 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

During the three and nine months ended September 30, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations, however, may in the future periods as permitted under the Trust Agreement.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. There was $265,087 increase in the redemption value at September 30, 2022 since the interest earned to date from marketable securities held in Trust Account exceed the franchise taxes incurred and provision for income taxes to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

The Class A common stock subject to possible redemption reflected on the balance sheets as of September 30, 2022 and December 31, 2021 is reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,725,456)
Issuance cost of redeemable Class A common stock	(3,040,822)
Plus:
Remeasurement adjustment on redeemable common stock	12,066,278
Class A common stock subject to possible redemption, December 31, 2021	117,300,000
Plus:
Remeasurement adjustment on redeemable common stock	265,087
Class A common stock subject to possible redemption, September 30, 2022	$117,565,087

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock.

Reconciliation of Net Income (Loss) per Common Stock

Basic and diluted net income (loss) per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net income (loss) per share for Class A common stock:
Allocation of net income (loss) to Class A common stock	$187,458	$(110,509)

Basic and diluted weighted average shares, Class A common stock	11,557,500	11,557,500
Basic and diluted net income (loss) per share	$0.02	$(0.01)

Net loss per share for Class B common stock:
Allocation of net income (loss) to Class B common stock	$46,861	$(27,625)

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,889,149
Basic and diluted net income (loss) per share	$0.02	$(0.01)

	For the Three Months Ended September 30, 2021	For the period from February 8, 2021 (inception) through September 30, 2021
Net loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$—	$—

Basic and diluted weighted average shares, Class A common stock	—	—
Basic and diluted net loss per share	$—	$—

Net loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(7,348)	$(7,790)

Basic and diluted weighted average shares, Class B common stock	2,514,149	2,514,149
Basic and diluted net loss per share	$0.00	$0.00

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 22.75% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and (104.18%) and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (or loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Initial Stockholders have agreed not to transfer, assign, or sell any of their Founder Shares until the earlier to occur of: (A) nine months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, except with respect to permitted transferees.

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. At December 31, 2021, the Company fully repaid the outstanding promissory note. At September 30, 2022, the Company did not have any outstanding promissory notes.

Working Capital Loans

The Sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the three and nine months ended September 30, 2022, were $1,335 and $4,005, respectively. No administrative fees had been recorded for three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At September 30, 2022 and December 31, 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Each warrant is exercisable at any time commencing on the later of 30 days after the completion of an initial business combination and 12 months from the closing of the IPO and terminating at 5:00 p.m., New York City time on the earlier to occur of (i) the date that is five (5) years after the date on which the Company consummates a Business Combination, (ii) at 5:00 p.m., New York City time on the Redemption Date as provided in the Warrant Agreement and (iii) the liquidation of the Trust Account (the “Expiration Date”). The Company in its sole discretion may extend the duration of the Warrants by delaying the Expiration Date; provided, however, that the Company will provide at least twenty (20) days’ prior written notice of any such extension to registered holders and, provided further that any such extension shall be applied consistently to all of the Warrants. Notwithstanding anything to the contrary contained herein, for so long as any Private Warrant is held by the Sponsor and/or their designees, such Private Warrant may not be exercised after five years from the Effective Date of the Registration Statement. The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

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

If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, its cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If the Company’s management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of shares of Class A common stock to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption.

Note 8 — Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of September 30, 2022, and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022, and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Funds Held in Trust Account	1	117,964,588	1	$—

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (maturity 05/20/2021)	$117,307,072	$—	$(21,399)	$117,285,673

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022, or for the year ended December 31, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 8, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, net income of $234,319 was affected by interest earned on investments held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), of $529,287. Changes in operating assets and liabilities used $256,841 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $412,861. Net loss of $138,134 was affected by interest earned on investments held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), of $656,858, general and administrative expenses of $724,512 and provision for income tax of $70,480. Changes in operating assets and liabilities used $382,131 of cash for operating activities.

For the three months ended September 30, 2021 and for the period from February 8, 2021 (Inception) through September 30, 2021, net loss of $7,348 and $7,790 was affected by general and administrative expense. Net cash used in operating activities was $2,936.

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

As of September 30, 2022, we had investments held in the Trust Account of $117,964,588 (including approximately $656,858 of dividend income and interest income) consisting of money market fund invested in treasury trust fund and matured U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account, however, we may in future periods as permitted under the Trust Agreement.

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

As of September 30, 2022, we had cash of $251,765. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change to redemption value at September 30, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

TG Venture Acquisition Corp.
Date: November 8, 2022	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)