Form 10-K
period 2022-12-31
TG Venture Acquisition Corp.
filed 2023-03-29
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to Section 249.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0. The aggregate market value was computed by reference to the last sale price ($0 price per share) of such common equity as of that date.

As of March 29, 2023, the registrant had 11,557,500 shares of Class A common stock (11,500,000 of which are subject to possible redemption) and 2,889,149 shares of Class B common stock issued and outstanding.

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

2

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

Corporate Information

TG Venture was incorporated in Delaware in 2021. Our principal executive offices are located at 1390 Market Street, Suite 200 San Francisco, CA 94102. Our corporate website is https://tgventureacquisition.com/

IPO

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

Business Combination Agreement

On December 5, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) The Flexi Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (the “Flexi”), (ii) The Flexi Group Holdings, Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Flexi (“PubCo” and, together with Flexi, the “Flexi Group”), (iii) The Flexi Merger Co. Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Flexi Merger Co. LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2” and, Merger Sub 2, PubCo and Merger Sub 1, each, individually, an “Acquisition Entity”).

Capitalized terms used in this section, but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Flexi (the “Initial Merger”), whereby the separate existence of Merger Sub 1 will cease and Flexi will be the surviving entity of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the documents required to implement the Initial Merger, Merger Sub 2 will merge with and into TGVC (the “SPAC Merger” and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving entity of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

As a result of the Mergers, among other things, (i) each outstanding Flexi Ordinary Share will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the Company Exchange Ratio, (ii) each outstanding SPAC Unit will be automatically detached and the holder thereof will be deemed to hold one share of SPAC Class A Common Stock and one SPAC Warrant, (iii) each outstanding share of SPAC Class B Common Stock will automatically convert into SPAC Class A Common Stock, (iv) each outstanding share of SPAC Class A Common Stock will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the SPAC Exchange Ratio, and (v) each outstanding SPAC Warrant will be assumed by PubCo and converted into a warrant to purchase PubCo Ordinary Shares (each, an “Assumed SPAC Warrant”).

Earnout

The Business Combination Agreement, subject to the terms and conditions set forth therein, provides that Flexi shareholders as of the Initial Merger will have the right to receive up to an aggregate of 2,900,000 additional PubCo Ordinary Shares based on the total annual revenues of PubCo in each of the two fiscal years following the Closing Date.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations and warranties of the parties, which will not survive the Closing. Many of the representations and warranties are qualified by materiality or Company Material Adverse Effect (with respect to Flexi) or SPAC Material Adverse Effect (with respect to the Company). “Material Adverse Effect” as used in the Business Combination Agreement means with respect to Flexi or the Company, as applicable, any event, state of facts, development, change, circumstance, occurrence or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on (i) the business, assets and liabilities, results of operations or financial condition of the applicable party and its subsidiaries, taken as a whole or (ii) the ability of such party or any of its subsidiaries to consummate the Transactions, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

The Business Combination Agreement also contains pre-closing covenants of the parties, including obligations of the parties to operate their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of the other applicable parties, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

As promptly as practicable after the execution of the Business Combination Agreement, the Company and PubCo have agreed to prepare and file with the SEC, a Registration Statement on Form F-4 (as amended, the “F-4 Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the offer and issuance of the PubCo Ordinary Shares and Assumed SPAC Warrants to be issued pursuant to the Business Combination Agreement The F-4 Registration Statement will contain a proxy statement/prospectus for the purpose of (i) the Company soliciting proxies from its shareholders to approve the Business Combination Agreement, the Transactions and related matters (the “the Company Shareholder Approval”) at a special meeting of the Company shareholders (the “Shareholder Meeting”), (ii) providing the Company’s shareholders an opportunity, in accordance with its organizational documents and initial public offering prospectus, to redeem their shares of SPAC Class A Common Stock (collectively, the “Redemptions”), and (iii) PubCo’s offering and issuance of the PubCo Ordinary Shares and Assumed Warrants in connection with the Transactions.

PubCo agreed to take all action within its power so that effective at the Closing, the board of directors of PubCo will consist of no less than five individuals, two of whom may be designated by the Sponsor, and a majority of whom shall be independent directors in accordance with Nasdaq requirements, and which shall comply with all diversity requirements under applicable Law.

In addition, prior to Closing, PubCo agreed to amend and restate its Memorandum of Association and Articles of Association (the “PubCo Governing Documents”). The PubCo Governing Documents will include customary provisions for a memorandum of association and articles of association of a British Virgin Islands publicly traded company that is traded on Nasdaq.

Conditions to the Parties’ Obligations to Consummate the Mergers

Under the Business Combination Agreement, the parties’ obligations to consummate the Transactions are subject to a number of customary conditions for special purpose acquisition companies, including, among others, the following: (i) the approval of the Mergers and the other shareholder proposals required to approve the Transactions by the Company’s and Flexi’s shareholders, (ii) all specified approvals or consents (including governmental and regulatory approvals) have been obtained and all waiting, notice, or review periods have expired or been terminated, as applicable, (iii) the effectiveness of the F-4 Registration Statement, (iv) PubCo’s initial listing application with Nasdaq shall have been conditionally approved and, immediately following the Closing, PubCo shall satisfy any applicable initial and continuing listing requirements of Nasdaq and PubCo shall not have received any notice of non-compliance therewith, and (v) the PubCo Ordinary Shares and Assumed SPAC Warrants having been approved for listing on Nasdaq, subject to round lot holder requirements.

In addition to these customary closing conditions, the Company must also hold net tangible assets of at least $5,000,001 immediately prior to Closing, net of Redemptions and liabilities (including the Company’s transaction expenses).

The obligations of the Company to consummate the Transactions are also subject to, among other things (i) the representations and warranties of Flexi and of each Acquisition Entity being true and correct, subject to the materiality standards contained in the Business Combination Agreement, (ii) material compliance by Flexi and each Acquisition Entity with its pre-closing covenants, and (iii) the absence of a Company Material Adverse Effect.

In addition, the obligations of Flexi to consummate the Transactions are also subject to, among other things (i) the representations and warranties of the Company being true and correct, subject to the materiality standards contained in the Business Combination Agreement, (ii) material compliance by the Company with its pre-closing covenants, and (iii) the absence of a SPAC Material Adverse Effect.

Termination Rights

The Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of the Company and Flexi, (ii) if the consummation of the Transactions is prohibited by governmental order, (iii) if the Closing has not occurred on or before May 5, 2023, (iv) in connection with a breach of a representation, warranty, covenant or other agreement by Flexi or the Company which is not capable of being cured or is not cured within 30 days after receipt of notice of such breach, (v) by either the Company or Flexi if the board of directors of the other party publicly changes its recommendation with respect to the Business Combination Agreement and Transactions and related shareholder approvals under certain circumstances detailed in the Business Combination Agreement, (vi) by either the Company or Flexi if the Shareholder Meeting is held and the Company Shareholder Approval is not received, (vii) by the Company if the requisite Company Audited Financial Statements and PCAOB-compliant unaudited financials of Flexi for the first, second and third quarters of 2022 (to the extent required in accordance with the Business Combination Agreement) have not been delivered by January 4, 2023, with respect to the first and second quarters, and January 16, 2023, with respect to the third quarter, or (viii) by the Company if Flexi does not receive the written consent of its shareholders to the Business Combination Agreement and related approvals within five business days after the F-4 Registration Statement has become effective.

None of the parties to the Business Combination Agreement are required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Business Combination Agreement. However, each party will remain liable for willful and material breaches of the Business Combination Agreement prior to termination.

Trust Account Waiver

Flexi and each Acquisition Entity agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

The Business Combination Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K and the foregoing description thereof is qualified in its entirety by reference to the full text of the Business Combination Agreement. The Business Combination Agreement provides investors with information regarding its terms and is not intended to provide any other factual information about the parties. In particular, the assertions embodied in the representations and warranties contained in the Business Combination Agreement were made as of the execution date of the Business Combination Agreement only and are qualified by information in confidential disclosure schedules provided by the parties to each other in connection with the signing of the Business Combination Agreement. These disclosure schedules contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact. Accordingly, you should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual statements of fact about the parties.

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, PubCo, Flexi and certain Flexi shareholders entered into a Shareholder Support Agreement, pursuant to which, among other things, certain Flexi shareholders agreed (i) to vote their Flexi shares in favor of the Business Combination Agreement (including by execution of a written consent), the Mergers and the other Transactions, (ii) to waive any rights to seek appraisal or rights of dissent in connection with the Business Combination Agreement, the Mergers and the transactions contemplated thereby; and (iii) to consent to the termination of all shareholder agreements with Flexi (with certain exceptions), effective at Closing, subject to the terms and conditions contemplated by the Shareholder Support Agreement. Flexi shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Business Combination Agreement, the Mergers and the other Transactions.

The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing and termination of the Business Combination Agreement pursuant to its terms. Upon such termination of the Shareholder Support Agreement, all obligations of the parties under the Shareholder Support Agreement will terminate; provided, however, that such termination will not relieve any party thereto from liability arising in respect of any breach of the Shareholder Support Agreement prior to such termination.

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the Sponsor, PubCo, Flexi, and certain members of the Company’s board of directors and management team (the “Holders”), pursuant to which, among other things, the Sponsor and the Holders agreed to vote their the Company shares in favor of the Business Combination Agreement (including by execution of a written consent), the Mergers and the other Transactions, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier to occur of Closing and termination of the Business Combination Agreement pursuant to its terms.

Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and PubCo entered into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with Sponsor, certain members of the Company’s board of directors and management team, and certain Flexi shareholders, pursuant to which 95% of the PubCo Ordinary Shares to be received by such shareholders will be locked-up and subject to transfer restrictions for a period of time following the Closing, as described below, subject to certain exceptions. That portion of the securities held by such shareholders will be locked-up until the earliest of: (i) the six month anniversary of the date of the Closing, (ii) subsequent to the Business Combination, if the last sale price of PubCo Ordinary Shares equals or exceeds $12.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Business Combination, and (iii) the date after the Closing on which PubCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their equity holdings in PubCo for cash, securities or other property.

Registration Rights Agreement

Concurrently with the execution of the Business Combination Agreement, PubCo entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sponsor and certain Flexi shareholders pursuant to which, among other things, PubCo agreed to provide Sponsor and such shareholders with certain rights relating to the registration for resale under the Securities Act of the PubCo Ordinary Shares and Assumed Warrants that they received in the Mergers.

Forms of the foregoing agreements related to the Business Combination Transaction are filed as exhibits to this Annual Report, and the foregoing description thereof is qualified in its entirety by reference to the full text of the respective agreement.

The transaction is expected to be completed in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions. After closing, The Flexi Group’s ordinary shares are expected to trade on the Nasdaq Stock Market LLC under ticker symbol FLXG.

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

Holders

As of March 29, 2023 in accordance with our transfer agent records, we had 1 record holder of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

The following section reflects management’s views on the financial condition as of December 31, 2022, and the results of operations and cash flows for the period ended December 31, 2022. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited financial statements and related notes to the financial statements contained elsewhere in this Report.

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

On December 5, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) The Flexi Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (the “Flexi”), (ii) The Flexi Group Holdings, Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Flexi (“PubCo” and, together with Flexi, the “Flexi Group”), (iii) The Flexi Merger Co. Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Flexi Merger Co. LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2” and, Merger Sub 2, PubCo and Merger Sub 1, each, individually, an “Acquisition Entity”). Capitalized terms used in this Annual Report on Form 10-K but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Flexi (the “Initial Merger”), whereby the separate existence of Merger Sub 1 will cease and Flexi will be the surviving entity of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the documents required to implement the Initial Merger, Merger Sub 2 will merge with and into TGVC (the “SPAC Merger” and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and TGVC will be the surviving entity of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

As a result of the Mergers, among other things, (i) each outstanding Flexi Ordinary Share will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the Company Exchange Ratio, (ii) each outstanding SPAC Unit will be automatically detached and the holder thereof will be deemed to hold one share of SPAC Class A Common Stock and one SPAC Warrant, (iii) each outstanding share of SPAC Class B Common Stock will automatically convert into SPAC Class A Common Stock, (iv) each outstanding share of SPAC Class A Common Stock will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the SPAC Exchange Ratio, and (v) each outstanding SPAC Warrant will be assumed by PubCo and converted into a warrant to purchase PubCo Ordinary Shares (each, an “Assumed SPAC Warrant”).

Under the Business Combination Agreement, the parties’ obligations to consummate the Transactions are subject to a number of customary conditions for special purpose acquisition companies, including, among others, the following: (i) the approval of the Mergers and the other shareholder proposals required to approve the Transactions by the Company’s and Flexi’s shareholders, (ii) all specified approvals or consents (including governmental and regulatory approvals) have been obtained and all waiting, notice, or review periods have expired or been terminated, as applicable, (iii) the effectiveness of the F-4 Registration Statement, (iv) PubCo’s initial listing application with Nasdaq shall have been conditionally approved and, immediately following the Closing, PubCo shall satisfy any applicable initial and continuing listing requirements of Nasdaq and PubCo shall not have received any notice of non-compliance therewith, and (v) the PubCo Ordinary Shares and Assumed SPAC Warrants having been approved for listing on Nasdaq, subject to round lot holder requirements.

In addition to these customary closing conditions, the Company must also hold net tangible assets of at least $5,000,001 immediately prior to Closing, net of Redemptions and liabilities (including the Company’s transaction expenses).

The transaction is expected to be completed in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions. After closing, The Flexi Group’s ordinary shares are expected to trade on the Nasdaq Stock Market LLC under ticker symbol FLXG.

 Liquidity, Capital   Resources, and Going Concern

On November 5, 2021, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units that were offered, the “Public Shares” and the warrants included in the Units, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units, generating gross proceeds to the Company of $115,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000, which is described in Note 4.

As of December 31, 2022, we had investments held in the Trust Account of $118,956,557 (including approximately $1,656,557 of dividend income and interest income) consisting of money market fund invested in treasury trust fund and matured U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account, however, we may in future periods as permitted under the Trust Agreement.

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

As of December 31, 2022, we had cash of $147,020 and working capital deficit of $894,841. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

The Company expects to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

  In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through May 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the year ended December 31, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $857,534, which consists of formation and operating costs of $2,238,122 and provision for income tax of $268,239, offset by interest earned on marketable securities held in Trust Account of $1,648,827.

For the period from February 8, 2021 (inception) to December 31, 2021, we had a net loss of $1,073,167, which consisted of formation and operating costs amounting to $375,267 and director’s stock-based compensation of $705,630, offset by interest income amounting to $7,730.

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

Advisory Services Agreement

On December 23, 2022, we entered into an agreement with ThinkEquity   to provide financial advisory services in connection with the proposed Business Combination with The Flexi Group Ltd. We shall pay ThinkEquity an advisory fee in an amount equal to the greater of (i) 4.0% of the net funds from our Trust Account after investor redemptions, or (ii) $300,000, which fee shall be due and payable in immediately available funds on the day of closing of the proposed Business Combination. In addition to any fees which may be payable to ThinkEquity under the agreement, we shall reimburse ThinkEquity, upon reasonable request made from time to time, for its reasonable and documented out-of-pocket expenses incurred in connection with the Advisory Services up to a maximum of $15,000, including, but not limited to, the reasonable and documented fees and disbursements of ThinkEquity’s legal counsel.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change to redemption value at December 31, 2022 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2022 AND 2021

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGE	F-4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGES	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

PAGES	F-6	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TG Venture Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TG Venture Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph  – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 29, 2023

PCAOB ID Number 688

TG VENTURE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$147,020	$664,626
Prepaid expenses	140,692	436,676
Total Current Assets	287,712	1,101,302

Prepaid expense – noncurrent	—	138,423
Cash and investments held in Trust Account	118,956,557	117,307,730
TOTAL ASSETS	$119,244,269	$118,547,455

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,455,616	$274,847
Due to related parties	106,215	875
Income tax payable	268,239	—
Total Current Liabilities	1,830,070	275,722
TOTAL LIABILITIES	1,830,070	275,722

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.29 and $10.20 per share at December 31, 2022 and 2021, respectively	118,309,040	117,300,000

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at December 31, 2022 and 2021	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at December 31, 2022 and 2021	289	289
Additional paid-in capital	1,035,565	2,044,605
Accumulated deficit	(1,930,701)	(1,073,167)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(894,841)	971,733
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$119,244,269	$118,547,455

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from February 8,
	For the Year	2021 (Inception)
	Ended	through
	December 31,	December 31,
	2022	2021

Formation and operating costs	$2,238,122	$375,267
Loss from operations	(2,238,122)	(375,267)

Other income (expenses):
Share based compensation expense	—	(705,630)
Interest income on cash and investments held in Trust Account	1,648,827	7,730
Total other income (expenses)	1,648,827	(697,900)

Loss before provision for income taxes	(589,295)	(1,073,167)
Provision for income taxes	268,239	—
Net loss	$(857,534)	$(1,073,167)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,557,500	2,014,610
Basic and diluted net loss per common share, Class A common stock subject to possible redemption	$(0.06)	$(0.26)

Basic and diluted weighted average shares outstanding, Class B common stock	2,889,149	2,095,139
Basic and diluted net loss per common share, Class B common stock	$(0.06)	$(0.26)

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	2,889,149	289	25,693	—	25,982
Issuance of representative units	57,500	6	—	—	(6)	—	—
Value of representative units issued	—	—	—	—	575,000	—	575,000
Excess fair value of Class B stock sold to advisors	—	—	—	—	579,110	—	579,110
Director share-based compensation	—	—	—	—	705,630	—	705,630
Issuance of private placement warrants	—	—	—	—	5,500,000	—	5,500,000
Allocated proceeds to public warrants	—	—	—	—	6,908,120	—	6,908,120
Underwriters’ discount allocated to warrants	—	—	—	—	(69,081)	—	(69,081)
Other offering expenses allocated to warrants	—	—	—	—	(113,583)	—	(113,583)
Accretion of common stock subject to possible redemption	—	—	—	—	(12,066,278)	—	(12,066,278)
Net loss	—	—	—	—	—	(1,073,167)	(1,073,167)
Balance – December 31, 2021	57,500	6	2,889,149	289	2,044,605	(1,073,167)	971,733
Accretion of common stock subject to possible redemption	—	—	—	—	(1,009,040)	—	(1,009,040)
Net loss	—	—	—	—	—	(857,534)	(857,534)
Balance – December 31, 2022	57,500	$6	2,889,149	$289	$1,035,565	$(1,930,701)	$(894,841)

The accompanying notes are an integral part of these financial statements.

TG VENTURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from February 8,
	For the Year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(857,534)	$(1,073,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,648,827)	(7,730)
Formation and operating costs paid by Promissory note – related party	—	5,728
Director compensation expense	—	705,630
Changes in operating assets and liabilities:
Prepaid assets	434,407	(575,099)
Accounts payable and accrued expense	1,180,769	163,451
Due to related parties	105,340	—
Income tax payable	268,239	—
Net cash used in operating activities	(517,606)	(781,187)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(117,300,000)
Net cash used in investing activities	—	(117,300,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares to initial stockholders	—	113,850,000
Proceeds from sale of Founder Shares	—	25,982
Proceeds from sale of Private Placement units	—	5,500,000
Proceeds from issuance of promissory note to related party	—	100,000
Payment of promissory note to related party	—	(227,689)
Payment of deferred offering costs	—	(502,480)
Net cash provided by financing activities	—	118,745,813

Net Change in Cash	(517,606)	664,626
Cash – Beginning of period	664,626	—
Cash – End of period	$147,020	$664,626

Supplemental disclosure of non-cash financing activities:
Issuance of representative shares	$—	$6
Deferred offering costs paid by Sponsor under the promissory note	$—	$122,836
Deferred offering costs included in accrued offering costs and expenses	$—	$111,396
Remeasurement adjustment charged to additional paid in capital	$—	$12,066,278
Accretion to Common Stock Subject to Redemption	$1,009,040	$—

The accompanying notes are an integral part of these financial statements

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 — Organization and Business Operations

TG Venture Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on February 8, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Proposed Business Combination

On December 5, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) The Flexi Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (the “Flexi”), (ii) The Flexi Group Holdings, Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Flexi (“PubCo” and, together with Flexi, the “Flexi Group”), (iii) The Flexi Merger Co. Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Flexi Merger Co. LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2” and, Merger Sub 2, PubCo and Merger Sub 1, each, individually, an “Acquisition Entity”).

Capitalized terms used in this section, but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) Merger Sub 1 will merge with and into Flexi (the “Initial Merger”), whereby the separate existence of Merger Sub 1 will cease and Flexi will be the surviving entity of the Initial Merger and become a wholly owned subsidiary of PubCo, and (ii) following confirmation of the effective filing of the documents required to implement the Initial Merger, Merger Sub 2 will merge with and into TGVC (the “SPAC Merger” and together with the Initial Merger, the “Mergers”), the separate existence of Merger Sub 2 will cease and the Company will be the surviving entity of the SPAC Merger and a direct wholly owned subsidiary of PubCo.

As a result of the Mergers, among other things, (i) each outstanding Flexi Ordinary Share will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the Company Exchange Ratio, (ii) each outstanding SPAC Unit will be automatically detached and the holder thereof will be deemed to hold one share of SPAC Class A Common Stock and one SPAC Warrant, (iii) each outstanding share of SPAC Class B Common Stock will automatically convert into SPAC Class A Common Stock, (iv) each outstanding share of SPAC Class A Common Stock will be cancelled in exchange for the right to receive such number of PubCo Ordinary Shares that is equal to the SPAC Exchange Ratio, and (v) each outstanding SPAC Warrant will be assumed by PubCo and converted into a warrant to purchase PubCo Ordinary Shares (each, an “Assumed SPAC Warrant”).

Earnout

The Business Combination Agreement, subject to the terms and conditions set forth therein, provides that Flexi shareholders as of the Initial Merger will have the right to receive up to an aggregate of 2,900,000 additional PubCo Ordinary Shares based on the total annual revenues of PubCo in each of the two fiscal years following the Closing Date.

Representations, Warranties and Covenants

 The Business Combination Agreement contains customary representations and warranties of the parties, which will not survive the Closing. Many of the representations and warranties are qualified by materiality or Company Material Adverse Effect (with respect to Flexi) or SPAC Material Adverse Effect (with respect to the Company). “Material Adverse Effect” as used in the Business Combination Agreement means with respect to Flexi or the Company, as applicable, any event, state of facts, development, change, circumstance, occurrence or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on (i) the business, assets and liabilities, results of operations or financial condition of the applicable party and its subsidiaries, taken as a whole or (ii) the ability of such party or any of its subsidiaries to consummate the Transactions, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

The Business Combination Agreement also contains pre-closing covenants of the parties, including obligations of the parties to operate their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of the other applicable parties, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

As promptly as practicable after the execution of the Business Combination Agreement, the Company and PubCo have agreed to prepare and file with the SEC, a Registration Statement on Form F-4 (as amended, the “F-4 Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the offer and issuance of the PubCo Ordinary Shares and Assumed SPAC Warrants to be issued pursuant to the Business Combination Agreement The F-4 Registration Statement will contain a proxy statement/prospectus for the purpose of (i) the Company soliciting proxies from its shareholders to approve the Business Combination Agreement, the Transactions and related matters (the “the Company Shareholder Approval”) at a special meeting of the Company shareholders (the “Shareholder Meeting”), (ii) providing the Company’s shareholders an opportunity, in accordance with its organizational documents and initial public offering prospectus, to redeem their shares of SPAC Class A Common Stock (collectively, the “Redemptions”), and (iii) PubCo’s offering and issuance of the PubCo Ordinary Shares and Assumed Warrants in connection with the Transactions.

PubCo agreed to take all action within its power so that effective at the Closing, the board of directors of PubCo will consist of no less than five individuals, two of whom may be designated by the Sponsor, and a majority of whom shall be independent directors in accordance with Nasdaq requirements, and which shall comply with all diversity requirements under applicable Law.

In addition, prior to Closing, PubCo agreed to amend and restate its Memorandum of Association and Articles of Association (the “PubCo Governing Documents”). The PubCo Governing Documents will include customary provisions for a memorandum of association and articles of association of a British Virgin Islands publicly traded company that is traded on Nasdaq.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2022

Conditions to the Parties’ Obligations to Consummate the Mergers

 Under the Business Combination Agreement, the parties’ obligations to consummate the Transactions are subject to a number of customary conditions for special purpose acquisition companies, including, among others, the following: (i) the approval of the Mergers and the other shareholder proposals required to approve the Transactions by the Company’s and Flexi’s shareholders, (ii) all specified approvals or consents (including governmental and regulatory approvals) have been obtained and all waiting, notice, or review periods have expired or been terminated, as applicable, (iii) the effectiveness of the F-4 Registration Statement, (iv) PubCo’s initial listing application with Nasdaq shall have been conditionally approved and, immediately following the Closing, PubCo shall satisfy any applicable initial and continuing listing requirements of Nasdaq and PubCo shall not have received any notice of non-compliance therewith, and (v) the PubCo Ordinary Shares and Assumed SPAC Warrants having been approved for listing on Nasdaq, subject to round lot holder requirements.

In addition to these customary closing conditions, the Company must also hold net tangible assets of at least $5,000,001 immediately prior to Closing, net of Redemptions and liabilities (including the Company’s transaction expenses).

The obligations of the Company to consummate the Transactions are also subject to, among other things (i) the representations and warranties of Flexi and of each Acquisition Entity being true and correct, subject to the materiality standards contained in the Business Combination Agreement, (ii) material compliance by Flexi and each Acquisition Entity with its pre-closing covenants, and (iii) the absence of a Company Material Adverse Effect.

In addition, the obligations of Flexi to consummate the Transactions are also subject to, among other things (i) the representations and warranties of the Company being true and correct, subject to the materiality standards contained in the Business Combination Agreement, (ii) material compliance by the Company with its pre-closing covenants, and (iii) the absence of a SPAC Material Adverse Effect.

Termination Rights

 The Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of the Company and Flexi, (ii) if the consummation of the Transactions is prohibited by governmental order, (iii) if the Closing has not occurred on or before May 5, 2023, (iv) in connection with a breach of a representation, warranty, covenant or other agreement by Flexi or the Company which is not capable of being cured or is not cured within 30 days after receipt of notice of such breach, (v) by either the Company or Flexi if the board of directors of the other party publicly changes its recommendation with respect to the Business Combination Agreement and Transactions and related shareholder approvals under certain circumstances detailed in the Business Combination Agreement, (vi) by either the Company or Flexi if the Shareholder Meeting is held and the Company Shareholder Approval is not received, (vii) by the Company if the requisite Company Audited Financial Statements and PCAOB-compliant unaudited financials of Flexi for the first, second and third quarters of 2022 (to the extent required in accordance with the Business Combination Agreement) have not been delivered by January 4, 2023, with respect to the first and second quarters, and January 16, 2023, with respect to the third quarter, or (viii) by the Company if Flexi does not receive the written consent of its shareholders to the Business Combination Agreement and related approvals within five business days after the F-4 Registration Statement has become effective.

None of the parties to the Business Combination Agreement are required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Business Combination Agreement. However, each party will remain liable for willful and material breaches of the Business Combination Agreement prior to termination.

Trust Account Waiver

 Flexi and each Acquisition Entity agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s trust account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

 The Business Combination Agreement is filed as Exhibit 2.1 to this Annual Report on Form 10-K and the foregoing description thereof is qualified in its entirety by reference to the full text of the Business Combination Agreement. The Business Combination Agreement provides investors with information regarding its terms and is not intended to provide any other factual information about the parties. In particular, the assertions embodied in the representations and warranties contained in the Business Combination Agreement were made as of the execution date of the Business Combination Agreement only and are qualified by information in confidential disclosure schedules provided by the parties to each other in connection with the signing of the Business Combination Agreement. These disclosure schedules contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact. Accordingly, you should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual statements of fact about the parties.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Shareholder Support Agreement

 Contemporaneously with the execution of the Business Combination Agreement, PubCo, Flexi and certain Flexi shareholders entered into a Shareholder Support Agreement, pursuant to which, among other things, certain Flexi shareholders agreed (i) to vote their Flexi shares in favor of the Business Combination Agreement (including by execution of a written consent), the Mergers and the other Transactions, (ii) to waive any rights to seek appraisal or rights of dissent in connection with the Business Combination Agreement, the Mergers and the transactions contemplated thereby; and (iii) to consent to the termination of all shareholder agreements with Flexi (with certain exceptions), effective at Closing, subject to the terms and conditions contemplated by the Shareholder Support Agreement. Flexi shareholders party to the Shareholder Support Agreement collectively have a sufficient number of votes to approve the Business Combination Agreement, the Mergers and the other Transactions.

 The Shareholder Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier of the Closing and termination of the Business Combination Agreement pursuant to its terms. Upon such termination of the Shareholder Support Agreement, all obligations of the parties under the Shareholder Support Agreement will terminate; provided, however, that such termination will not relieve any party thereto from liability arising in respect of any breach of the Shareholder Support Agreement prior to such termination.

 Sponsor Support Agreement

 Contemporaneously with the execution of the Business Combination Agreement, the Company entered into a Sponsor Support Agreement with the Sponsor, PubCo, Flexi, and certain members of the Company’s board of directors and management team (the “Holders”), pursuant to which, among other things, the Sponsor and the Holders agreed to vote their the Company shares in favor of the Business Combination Agreement (including by execution of a written consent), the Mergers and the other Transactions, subject to the terms and conditions contemplated by the Sponsor Support Agreement.

 The Sponsor Support Agreement and all of its provisions will terminate and be of no further force or effect upon the earlier to occur of Closing and termination of the Business Combination Agreement pursuant to its terms.

Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and PubCo entered into separate Lock-Up Agreements (each a “Lock-Up Agreement”) with Sponsor, certain members of the Company’s board of directors and management team, and certain Flexi shareholders, pursuant to which 95% of the PubCo Ordinary Shares to be received by such shareholders will be locked-up and subject to transfer restrictions for a period of time following the Closing, as described below, subject to certain exceptions. That portion of the securities held by such shareholders will be locked-up until the earliest of: (i) the six month anniversary of the date of the Closing, (ii) subsequent to the Business Combination, if the last sale price of PubCo Ordinary Shares equals or exceeds $12.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within any 30-trading day period commencing at least 150 days after the date of the Business Combination, and (iii) the date after the Closing on which PubCo completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of PubCo’s shareholders having the right to exchange their equity holdings in PubCo for cash, securities or other property.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Registration Rights Agreement

 Concurrently with the execution of the Business Combination Agreement, PubCo entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sponsor and certain Flexi shareholders pursuant to which, among other things, PubCo agreed to provide Sponsor and such shareholders with certain rights relating to the registration for resale under the Securities Act of the PubCo Ordinary Shares and Assumed Warrants that they received in the Mergers.

Forms of the foregoing agreements related to the Business Combination Transaction are filed as exhibits to this Annual Report, and the foregoing description thereof is qualified in its entirety by reference to the full text of the respective agreement.

The transaction is expected to be completed in the second quarter of 2023, subject to regulatory approvals and other customary closing conditions. After closing, The Flexi Group’s ordinary shares are expected to trade on the Nasdaq Stock Market LLC under ticker symbol FLXG.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on December 31, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. As of December 31, 2022, the Company had $147,020 in its operating bank account and working capital deficit of $894,841.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

The Company expects to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company (see Notes 5 and 10).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through May 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date.   These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $147,020 and $664,626 as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

During the year ended December 31, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations, however, may in the future periods as permitted under the Trust Agreement.

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’(deficit) equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. There was $1,009,040 increase in the redemption value at December 31, 2022 since the interest earned to date from marketable securities held in Trust Account exceed the franchise taxes incurred and provision for income taxes to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,275,456)
Issuance cost of redeemable Class A common stock	(3,040,822)
Plus:
Remeasurement adjustment on redeemable common stock	12,066,278
Class A common stock subject to possible redemption, December 31, 2021	117,300,000
Plus:
Remeasurement adjustment on redeemable common stock	1,009,040
Class A common stock subject to possible redemption, December 31, 2022	$118,309,040

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of Class A common stock in the calculation of diluted loss per share, since their exercise is contingent upon future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

Reconciliation of Net Loss per Common Stock

Basic and diluted net loss per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Year Ended December 31, 2022	For the Period from February 8, 2021 (Inception) to December 31, 2021
Net loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(686,038)	$(526,069)

Basic and diluted weighted average shares, Class A common stock	11,557,500	2,014,610
Basic and diluted net loss per share	$(0.06)	$(0.26)

Net loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(171,496)	$(547,098)

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,095,139
Basic and diluted net loss per share	$(0.06)	$(0.26)

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes for the year ended December 31, 2022 and for the period from February 8,2021 (inception) through December 31, 2021 were $268,239 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account.

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. At December 31, 2021, the Company fully repaid the outstanding promissory note. At December 31, 2022, the Company did not have any outstanding promissory notes.

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company (see Note 10).

Due to Related Parties

As of December 31, 2022 and 2021, there were $106,215 and $875, respectively, outstanding under due to related parties including the monthly administrative service fee.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Working Capital Loans

The Sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, were $5,340 and $875, respectively.

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

Representative Units

Simultaneous with the closing of the IPO, the Company issued to ThinkEquity, as part of representative compensation upon the consummation of the IPO, 57,500 Representative Units (the “Representative Units”). The Representative Units consist of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Representative Units are identical to the Units except, and so long as the Representative Units are held by ThinkEquity (and/or its designees) or its permitted transferees, they (i) may not (including the Class A common s  tock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) may be exercised by the holders on a cashless basis, (iii) will be entitled to registration rights and (iv) will not be exercisable more than five years from the Effective Date of the registration statement of which this prospectus forms a part in accordance with FINRA Rule 5110(f)(2)(G)(i). ThinkEquity has agreed (i) to waive its redemption rights with respect to the warrants underlying the Representative Units in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such warrants if the Company fails to complete the initial Business Combination within 18 months from the closing of the IPO.

Advisory Services Agreement

On December 23, 2022, the Company entered into an agreement with ThinkEquity to provide financial advisory services in connection with the proposed Business Combination with The Flexi Group Ltd. The Company shall pay ThinkEquity an advisory fee for the Advisory Services in an amount equal to greater of either (i) 4.0% of the net funds from the Company’s Trust Account after investor redemptions, or (ii) $300,000, which fee shall be due and payable in immediately available funds on the day of closing of the proposed Business Combination. In addition to any fees which may be payable to ThinkEquity under the agreement, the Company shall reimburse ThinkEquity, upon reasonable request made from time to time, for its reasonable and documented out-of-pocket expenses incurred in connection with the Advisory Services up to a maximum of $15,000, including, but not limited to, the reasonable and documented fees and disbursements of ThinkEquity’s legal counsel.

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 — Stockholders’ (Deficit) Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At December 31, 2022 and 2021, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Note 8. Income Tax

The Company’s net deferred tax assets at December 31, 2022 and 2021  are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$37,512
Organizational costs/Start-up costs	200,597	41,294
Unrealized gain on interest income in Trust Account	—	(1,623)
Total deferred tax assets	200,597	77,183
Valuation Allowance	(200,597)	(77,183)
Deferred tax assets	$—	$—

The provision for income taxes for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021 consist of the following:

	For the year ended December 31,	For the period from February 8, 2021 (inception) through December 31,
	2022	2021
Federal
Current	$268,239	$—
Deferred	(123,414)	(77,183)
Change in valuation allowance	123,414	77,183

Provision for income taxes	$268,239	$—

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022 and 2021, the Company had $0 and $178,630 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $77,183. For the year ended December 31, 2022, the change in the valuation allowance was $123,414.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Permanent book/tax differences	(45.6)%	0.0%
Stock Based Compensation	(0.0)%	(13.8)%
Change in valuation allowance	(20.9)%	(7.2)%
Provision for income taxes	(45.5)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

Note 9 — Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of December 31, 2022 and 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Funds Held in Trust Account	1	118,956,557	1	$—

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2021
U.S. Treasury Securities (maturity 05/20/2021)	$117,307,072	$—	$(21,399)	$117,285,673

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022 and 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Except as disclosed in the footnotes elsewhere and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management – including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management, including our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Jason Cheng Yuen Ma, is a serial entrepreneur, venture capitalist & artist who oversees all creative endeavors as Co-Founder and CEO at OP3N, the global Web3 chat superapp that serves as a one-stop-shop for all communication, connection and commerce with on-chain interactions in a simple unified interface. With a mission to create a more frictionless, decentralized and democratized creator economy on a global scale, Jaeson drives the vision of OP3N. He is the founder/partner of multiple companies such as 88rising, Stampede Ventures, East West Ventures, and EST Media focusing on the Asian market through entertainment, media, and technology. He is also a strategic advisor & financier to social music video app Triller and a co-founder of ZASH and General Partner of Caravan Digital Studios. As well, a Milken Institute Young Leaders Circle member. During his career, he has raised capital and advised on transactions totaling over $1 billion. He is also a Senior Advisor to Tencent Music Entertainment & KKBox fund KKFarm, Sparklabs Foundry and a Venture Partner for consumer tech fund GoodWater Capital. His investments include Musical.ly (TikTok), Grab, Coinbase, Dark Horse Comics, Slock.it, Brain.ai, Oursong, Triller, Lomotif, XiaoPeng, Kind Heaven, OneOf & MAUM restaurant (Michelin Star).

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

Komal Ahmad, is recognized globally as an award-winning changemaker, humanitarian, and entrepreneur. She’s innovatively Solving the World’s Dumbest Problem. Komal realized as a young UC Berkeley student that “Hunger isn’t a scarcity problem; it’s a logistics problem.” This led to her founding Copia, a for-profit surplus food waste management company. Copia dramatically reduces food waste and hunger across North America. Copia has successfully diverted over 6M pounds of food from landfills to feed over 5M people. Komal’s leadership and vision have led Copia to become distinguished as 1 of the top 3 startups run by women in the U.S. and 1 of the top 8 startups graduating out of Y Combinator. Komal has been named to the coveted Forbes 30 Under 30 twice, has been featured as one of the Most Powerful Women in the World by Entrepreneur Magazine, has been recognized as one of the Most Powerful & Impactful People in Business by Marie Claire, highlighted as one of the Most Creative People in Business by Fast Company, listed among the Top 50 Most Badass Women in the World by InStyle, and selected as a Toyota Mother of Invention. Komal was also honored with the prestigious Nelson Mandela Humanitarian Award.

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

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described by such activity;

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

Meetings of the Board of Directors

During the year ended December 31, 2022, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Section 16(a) of the Securities Exchange Act of 1934

Based on a review of Forms 3, 4 and 5 furnished to us, we believe that during the year ended December 31, 2022 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act.

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

The percent of class is based on 11,557,500 shares of Class A common stock (11,500,000 of which are subject to possible redemption) and 2,889,149 shares of Class B common stock issued and outstanding as of the date of this Report.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Approximate Percentage of Outstanding Common Stock
Pui Lan Patrick Tsang(2)	1,710,816	11.84%
Philip Rettger(3)	0	*
Jason Cheng Yuen Ma	30,000	0.21%
Komal Ahmad	30,000	0.21%
Michael Alexander	30,000	0.21%
All executive officers and directors as a group (5 individuals)	1,800,816	12.47%
TriPoint Capital Management(4)	150,000	1.04%
HFI Limited(5)	150,000	1.04%
Dragon Active Limited(6)	788,333	5.46%
Tsangs Group Holdings Limited(2)	1,710,816	11.84%

*	Less than one percent.

(1)	Interests shown consists solely of founder shares, classified as shares of Class B common stock. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. See Exhibit 4.2, “Description of Securities.”

(2)	Mr. Patrick Tsang, our CEO, is the sole owner, sole director and managing member of Tsangs Group Holdings Limited and therefore holds voting and dispositive control over the securities held by Tsangs Group. The business address of Tsangs Group Holdings Limited is Room 6801, 68th Floor, The Center, 99 Queen’s Road Central, Central, Hong Kong, Hong Kong.

(3)	Mr. Rettger owns 80,000 shares, which are held in trust by Dragon Active Limited. Dragon Active Limited holds voting and dispositive control of these shares.. Mr. Rettger purchased these shares for $8.00.

(4)	TriPoint Capital Management, LLC is managed by its managers, Michael Boswell and Mark Elenowitz, who are deemed to have voting and dispositive control over the shares held by TriPoint, the principal office address of which is 725 Still Creek Lane, Suite 101, Gaithersburg, MD 20878.

(5)	Simon Powell is sole owner of HFI Limited, a company incorporated in the British Virgin Islands, and therefore holds voting and dispositive control over the securities held by HFI Limited. The business address of HFI Limited is PO Box 957 Offshore Incorporations Center, Road Town, Tortola, British Virgin Islands.

(6)	Chak Kwan Kelvin Liu has voting and dispositive control over the securities held by Dragon Active Limited. The business address of Dragon Active Limited is Flat 11B, Blk 1, Robinson Heights, 8 Robinson Road, Mid-Levels, Central, Hong Kong.

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

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used for general working capital purposes, including completing the business combination transaction contemplated by the Business Commination Agreement with Flexi described elsewhere in this Report (the “Business Combination”). These loans are non-interest bearing, unsecured and are due when we commence the Business Combination. $350,000 in previously advanced fund from the Sponsor are included as part of the principal of this note and is therefore not available for further use by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Year ended December 31, 2022	Period from February 8, 2021 (Inception) through December 31, 2021
Audit Fees	$91,190	$77,540
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$91,190	$77,540

Audit Fees

For the Company’s fiscal year ended December 31, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, we were billed approximately $91,190 and $77,540 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the Company’s fiscal year ended December 31, 2022 and the period from February 8, 2021 (inception) through December 31, 2021.

Tax Fees

For the Company’s fiscal year ended December 31, 2022 and the period from February 8, 2021 (inception) through December 31, 2021, we were not billed any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The aggregate fees billed for the Company’s fiscal year ended December 31, 2022 and during the period from February 8, 2021 (inception) through December 31, 2021 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $NIL.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

Exhibit	Description
1.1	Underwriting Agreement****
2.1	Business Combination Agreement dated December 5, 2022, by and among TGVC, PubCo, Merger Sub 1, Merger Sub 2 and Flexi(1)
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation****#
3.3	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
4.5	Description of Securities*
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****#
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Promissory Note, dated March 16, 2023, issued to Tsangs Group Holdings Limited*
10.14	Form of Shareholder Agreement(1)
10.15	Form of Sponsor Support Agreement(1)
10.16	Form of Lock-Up Agreement(1)
10.17	Form of Registration Rights Agreement(1)
14.1	Form of Code of Ethics**
99.1	Form of Audit Committee Charter**
99.2	Form of Compensation Committee Charter**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

**** Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2021

+ Furnished herewith

++ Incorporated by reference to the Registration Statement on Form S-1 filed on November 2, 2021

+++Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2021

# This exhibit has been updated to correct minor scrivener’s errors.

(1) Incorporated by reference to the Current Report on Form 8-K filed on December 6, 2022

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

TG Venture Acquisition Corp.

Dated: March 29, 2023	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
President and Chief Executive Officer
(Principal Executive Officer)

TG Venture Acquisition Corp.

Dated: March 29, 2023	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 29, 2023:

Name	Position
/s/ Pui Lan Patrick Tsang	Chief Executive Officer, Chairman and Director
Pui Lan Patrick Tsang	(Principal Executive Officer)

/s/ Philip Rettger	Chief Financial Officer and Director
Philip Rettger	(Principal Financial and Accounting Officer)

/s/ Jason Cheng Yuen Ma	Director
Jason Cheng Yuen Ma

/s/ Komal Ahmad	Director
Komal Ahmad

/s/ Michael Alexander	Director
Michael Alexander

