Form 10-Q
period 2023-03-31
TG Venture Acquisition Corp.
filed 2023-05-18
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 17, 2023, there were 11,557,500 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

 CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$21,414	$147,020
Prepaid expenses	114,942	140,692
Total Current Assets	136,356	287,712

Cash and investments held in Trust Account	120,003,208	118,956,557
TOTAL ASSETS	$120,139,564	$119,244,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,223,085	$1,455,616
Due to related parties	107,550	106,215
Promissory note – related party	150,000	—
Income tax payable	525,642	268,239
Total Current Liabilities	3,006,277	1,830,070
TOTAL LIABILITIES	3,006,277	1,830,070

Commitments and Contingencies (Note 6)	—	—

Class A common stock subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.37 and $10.29 per share at March 31, 2023 and December 31, 2022, respectively	119,248,338	118,309,040

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at March 31, 2023 and December 31, 2022	289	289
Additional paid-in capital	96,267	1,035,565
Accumulated deficit	(2,211,613)	(1,930,701)
TOTAL STOCKHOLDERS’ DEFICIT	(2,115,051)	(894,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,139,564	$119,244,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,284,724	$275,889
Loss from operations	(1,284,724)	(275,889)

Other income:
Interest income on cash and investments held in Trust Account	1,261,215	14,198
Total other income	1,261,215	14,198

Loss before provision for income taxes	(23,509)	(261,691)
Provision for income taxes	257,403	—
Net loss	$(280,912)	$(261,691)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,557,500	11,557,500
Basic and diluted net loss per common share, Class A common stock subject to possible redemption	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	2,889,149	2,889,149
Basic and diluted net loss per common share, Class B common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (EQUITY)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	57,500	$6	2,889,149	$289	$1,035,565	$(1,930,701)	$(894,841)
Accretion to Common Stock Subject to Redemption	—	—	—	—	(939,298)	—	(939,298)
Net loss	—	—	—	—	—	(280,912)	(280,912)
Balance as of March 31, 2023 (Unaudited)	57,500	$6	2,889,149	$289	$96,267	$(2,211,613)	$(2,115,051)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733
Net loss	—	—	—	—	—	(261,691)	(261,691)
Balance as of March 31, 2022 (Unaudited)	57,500	$6	2,889,149	$289	$2,044,605	$(1,334,858)	$710,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(280,912)	$(261,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,261,215)	(14,198)
Formation and operating costs paid by promissory note – related party	—	—
Changes in current assets and current liabilities:
Prepaid assets	25,750	68,387
Accounts payable and accrued expense	767,469	(114,372)
Due to related parties	1,335	1,335
Income tax payable	257,403	—
Net cash used in operating activities	(490,170)	(320,539)

Cash flows from investing activities:
Proceeds from promissory note – related party	214,564	—
Net cash provided by investing activities	214,564	—

Cash flows from financing activities:
Proceeds from promissory note – related party	150,000	—
Net cash provided by financing activities	150,000	—

Net change in cash	(125,606)	(320,539)
Cash, beginning of the period	147,020	664,626
Cash, end of the period	$21,414	$344,087

Supplemental disclosure of non-cash financing activities:
Accretion to Common Stock Subject to Redemption	$939,298	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account (as hereinafter defined), substantially all of the net proceeds from the IPO and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on November 5, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering November 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon the consummation of such Business Combination, and, if the Company seeks public stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

The Company has 24 months from the closing of the IPO until November 5, 2023 to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

As promptly as practicable after the execution of the Business Combination Agreement, the Company and PubCo have agreed to prepare and file with the SEC, a Registration Statement on Form F-4 (as amended, the “F-4 Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the offer and issuance of the PubCo Ordinary Shares and Assumed SPAC Warrants to be issued pursuant to the Business Combination Agreement The F-4 Registration Statement will contain a proxy statement/prospectus for the purpose of (i) the Company soliciting proxies from its shareholders to approve the Business Combination Agreement, the Transactions and related matters (the “the Company Shareholder Approval”) at a special meeting of the Company shareholders (the “Shareholder Meeting”), (ii) providing the Company’s shareholders an opportunity, in accordance with its organizational documents and initial public offering prospectus, to redeem their shares of SPAC Class A Common Stock (collectively, the “Redemptions”), and (iii) PubCo’s offering and issuance of the PubCo Ordinary Shares and Assumed Warrants in connection with the Transactions. PubCo filed the initial F-4 Registration Statement on February 13, 2023.

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

Termination Rights

The Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of the Company and Flexi, (ii) if the consummation of the Transactions is prohibited by governmental order, (iii) if the Closing has not occurred on or before November 5, 2023,   (iv) in connection with a breach of a representation, warranty, covenant or other agreement by Flexi or the Company which is not capable of being cured or is not cured within 30 days after receipt of notice of such breach, (v) by either the Company or Flexi if the board of directors of the other party publicly changes its recommendation with respect to the Business Combination Agreement and Transactions and related shareholder approvals under certain circumstances detailed in the Business Combination Agreement, (vi) by either the Company or Flexi if the Shareholder Meeting is held and the Company Shareholder Approval is not received, (vii) by the Company if the requisite Company Audited Financial Statements and PCAOB-compliant unaudited financials of Flexi for the first, second and third quarters of 2022 (to the extent required in accordance with the Business Combination Agreement) have not been delivered by January 4, 2023, with respect to the first and second quarters, and January 16, 2023, with respect to the third quarter, or (viii) by the Company if Flexi does not receive the written consent of its shareholders to the Business Combination Agreement and related approvals within five business days after the F-4 Registration Statement has become effective. The shareholder approval received at the Special Meeting of Shareholders held on May 4, 2023, effectively extended the date that the Closing must occur to November 5, 2023 (See, “Note 9 – Subsequent Events”).

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on December 31, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. As of March 31, 2023, the Company had $21,414 in its operating bank account and working capital deficit of $2,115,051.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of March 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through November 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. The significant accounting estimate reflected in the Company’s unaudited financial statements includes, but is not limited to, valuation of Founder Shares.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $21,414 and $147,020 as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

During the three months ended March 31, 2023 and year ended December 31, 2022, the Company withdrew $214,564 and $0, respectively, of the interest income from the Trust Account to pay its tax obligations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. There was $1,009,040 increase in the redemption value at March 31, 2023 since the interest earned to date from marketable securities held in Trust Account exceed the franchise taxes incurred and provision for income taxes to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,275,456)
Issuance cost of redeemable Class A common stock	(3,040,822)
Plus:
Remeasurement adjustment on redeemable common stock	13,075,318
Class A common stock subject to possible redemption, December 31, 2021	118,309,040
Plus:
Remeasurement adjustment on redeemable common stock	939,298
Class A common stock subject to possible redemption, March 31, 2023	$119,248,338

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

Reconciliation of Net Loss per Common Stock

Basic and diluted net loss per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
Net Loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(224,733)	$(209,356)

Basic and diluted weighted average shares, Class A common stock	11,557,500	11,557,500
Basic and diluted net loss per share	$(0.02)	$(0.02)

Net Loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(56,179)	$(52,335)

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,889,149
Basic and diluted net loss per share	$(0.02)	$(0.02)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 1,390.69% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (or loss) and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company. At March 31, 2023 and December 31, 2022, the Company have $150,000 and $0 outstanding promissory notes, respectively.

Due to Related Parties

As of March 31, 2023 and December 31, 2022, there were $107,550 and $106,215, respectively, outstanding under due to related parties including the monthly administrative service fee.

Working Capital Loans

The Sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the three months ended March 31, 2023 and 2022, were $1,335 and $1,335, respectively.

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

Representative Units

Simultaneous with the closing of the IPO, the Company issued to ThinkEquity, as part of representative compensation upon the consummation of the IPO, 57,500 Representative Units (the “Representative Units”). The Representative Units consist of one share of Class A common stock and one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Representative Units are identical to the Units except, and so long as the Representative Units are held by ThinkEquity (and/or its designees) or its permitted transferees, they (i) may not (including the Class A common stock issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) may be exercised by the holders on a cashless basis, (iii) will be entitled to registration rights and (iv) will not be exercisable more than five years from the Effective Date of the registration statement of which this prospectus forms a part in accordance with FINRA Rule 5110(f)(2)(G)(i). ThinkEquity has agreed (i) to waive its redemption rights with respect to the warrants underlying the Representative Units in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such warrants if the Company fails to complete the initial Business Combination within 24 months from the closing of the IPO.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 57,500 shares of Class A common stock issued and outstanding (excluding 11,500,000 shares of Class A common stock subject to possible redemption).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At March 31, 2023 and December 31, 2022, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of March 31, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	Level	December 31, 2022
Assets:
U.S. Money Market Funds Held in Trust Account	1	120,003,208	1	$118,956,557

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2023 and December 31, 2022.

Note 9 — Subsequent Events

The Company held a special meeting of stockholders (the “Special Meeting”) at 12:00 p.m. Eastern Time on May 4, 2023. At the Special Meeting, shareholders approved the following proposals:

Proposal No. 1 — The Charter Amendment Proposal — to amend our Amended and Restated Certificate of Incorporation (our “Charter”) to extend the time period we have to consummate a business combination (the “Combination Period”) for an additional six months, from May 5, 2023 to November 5, 2023 (such new date, the “Extended Date” and such amendment, the “Charter Amendment”); and,

Proposal No. 2 — The Trust Amendment Proposal — to amend the Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”), to extend the Combination Period for an additional six months, from May 5, 2023 to November 5, 2023 (the “Trust Amendment” and together with the Charter Amendment, the “Extension”).

Pursuant to our Charter, we provided the holders of shares of our Class A common stock (the “Public Shares” and such holders, the “Public Stockholders”) originally sold as part of the Units issued in our IPO (the “IPO”) with the opportunity to redeem, in connection with the Charter Amendment Proposal and the Trust Amendment Proposal (the “Election”), their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established by us and Continental Stock Transfer & Trust Company (“CST”) to hold the proceeds of the IPO (the “Trust Account”), including interest not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

On April 30, 2023, we and our Sponsor entered into an agreement (the ”Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (“Goldstein” and, together with Bulldog, the “Investors”) in exchange for the Investors agreeing not to redeem shares of the Company’s Class A common stock sold in the Company’s IPO (the “Public Shares”) at the Special Meeting. The Non-Redemption Agreement provides for, among other things, the Sponsor to pay approximately $105,000 to the Investors in exchange for the Investors agreeing to hold and not redeem certain Public Shares at the Special Meeting.

Holders of 10,164,304 shares of the Company’s Common Stock exercised their right to redeem their shares (and did not withdraw their redemption), which represents approximately 88% of the shares that were part of the shares that were sold in the Company’s IPO, for a cash redemption price of approximately $10.39 per share, or an aggregate redemption amount of $105,619,702. Following such redemptions, approximately $13,879,535 will remain in the trust account and 1,335,696 shares of Common Stock will remain issued and outstanding. Accordingly, all of the obligations of the parties to the Non-Redemption Agreement were fulfilled.

Additionally, pursuant to the Non-Redemption Agreement, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s IPO, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) (the “Inflation Reduction Act”) due to any redemptions of public shares at the Special Meeting, including in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company. The Non-Redemption Agreement is not expected to increase the likelihood that the Extension Proposals are approved by stockholders but will increase the amount of funds that remain in the Company’s trust account following the Special Meeting.

In connection with the Non-Redemption Agreement, the Company amended its advisory agreement with ThinkEquity LLC and agreed to pay ThinkEquity LLC an advisory fee of $50,000.

Also in connection with the Non-Redemption Agreement, a director of the Company agreed to provide a loan to the Sponsor in the principal amount of approximately $105,000.

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

Our sponsor is Tsangs Group Holdings Limited (the “Sponsor”). The registration statement for our IPO was declared effective on November 2, 2021. On November 5, 2021, we consummated the IPO of 11,500,000 units (the “Units” and, with respect to the Common stock included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, including the full exercise of the underwriters’ over-allotment of 1,500,000 Units. Transaction costs amounted to $3,040,822 consisting of $1,150,000 of underwriting commissions, $575,000 of fair value of the Units issued to ThinkEquity LLC (“ThinkEquity”), the representative of the underwriters, $579,110 of fair value of the Founder Shares sold to advisors in excess of proceeds, and $736,712 of other offering costs, and was all charged to shareholders’ equity.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 5,500,000 Warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $5,500,000.

Upon the closing of the IPO and the Private Placement, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we are unable to complete the initial Business Combination within 24 months from the closing of this offering November 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if we are unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

We have 24 months from the closing of the IPO, until November 5, 2023 (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

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

Recent Events

The Company held a special meeting of stockholders (the “Special Meeting”) at 12:00 p.m. Eastern Time on May 4, 2023. At the Special Meeting, shareholders approved the following proposals:

Proposal No. 1 — The Charter Amendment Proposal — to amend our Amended and Restated Certificate of Incorporation (our “Charter”) to extend the time period we have to consummate a business combination (the “Combination Period”) for an additional six months, from May 5, 2023 to November 5, 2023 (such new date, the “Extended Date” and such amendment, the “Charter Amendment”); and,

Proposal No. 2 — The Trust Amendment Proposal — to amend the Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”), to extend the Combination Period for an additional six months, from May 5, 2023 to November 5, 2023 (the “Trust Amendment” and together with the Charter Amendment, the “Extension”).

Pursuant to our Charter, we provided the holders of shares of our Class A common stock (the “Public Shares” and such holders, the “Public Stockholders”) originally sold as part of the Units issued in our IPO (the “IPO”) with the opportunity to redeem, in connection with the Charter Amendment Proposal and the Trust Amendment Proposal (the “Election”), their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established by us and Continental Stock Transfer & Trust Company (“CST”) to hold the proceeds of the IPO (the “Trust Account”), including interest not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

On April 30, 2023, we and our Sponsor entered into an agreement (the ”Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (“Goldstein” and, together with Bulldog, the “Investors”) in exchange for the Investors agreeing not to redeem shares of the Company’s Class A common stock sold in the Company’s IPO (the “Public Shares”) at the Special Meeting. The Non-Redemption Agreement provides for, among other things, the Sponsor to pay approximately $105,000 to the Investors in exchange for the Investors agreeing to hold and not redeem certain Public Shares at the Special Meeting.

Holders of 10,164,304 shares of the Company’s Common Stock exercised their right to redeem their shares (and did not withdraw their redemption), which represents approximately 88% of the shares that were part of the shares that were sold in the Company’s IPO, for a cash redemption price of approximately $10.39 per share, or an aggregate redemption amount of $105,619,702. Following such redemptions, approximately $13,879,535 will remain in the trust account and 1,335,696 shares of Common Stock will remain issued and outstanding. Accordingly, all of the obligations of the parties to the Non-Redemption Agreement were fulfilled.

Additionally, pursuant to the Non-Redemption Agreement, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s IPO, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) (the “Inflation Reduction Act”) due to any redemptions of public shares at the Special Meeting, including in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company. The Non-Redemption Agreement is not expected to increase the likelihood that the Extension Proposals are approved by stockholders but will increase the amount of funds that remain in the Company’s trust account following the Special Meeting.

In connection with the Non-Redemption Agreement, the Company amended its advisory agreement with ThinkEquity LLC and agreed to pay ThinkEquity LLC an advisory fee of $50,000.

Also in connection with the Non-Redemption Agreement, a director of the Company agreed to provide a loan to the Sponsor in the principal amount of approximately $105,000.

The foregoing summary of the Non-Redemption Agreement does not purport to be complete and is qualified in its entirety by reference to the Non-Redemption Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

As of March 31, 2023, we had investments held in the Trust Account of $120,003,208 (including approximately $2,703,208 of dividend income and interest income) consisting of money market fund invested in treasury trust fund and matured U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $214,564 of interest earned from the Trust Account, as permitted under the Trust Agreement.

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

As of March 31, 2023, we had cash of $21,414 and working capital deficit of $2,115,051. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through November 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited financial statements.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period ended March 31, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $280,912, which consists of formation and operating costs of $1,284,724 and provision for income tax of $257,403, offset by interest earned on marketable securities held in Trust Account of $1,261,215.

For the three months ended March 31, 2022, we had a net loss of $261,691, which consists of formation and operating costs of $275,889, offset by interest earned on marketable securities held in Trust Account of $14,198.

For the three months ended March 31, 2023, cash used in operating activities was $490,170. Net loss of $280,912 and interest earned on investments held in Trust account of $1,261,215 were primarily offset by changes in operating assets and liabilities provided $1,051,957 of cash for operating activities.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change to redemption value at March 31, 2023 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, we are voluntarily disclosing the following risk factor that we believe could cause our actual results to differ materially from those included in our final prospectus dated November 3, 2021 filed with the SEC (the “Prospectus”) and Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 29, 2023. Except as disclosed, below, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the IPO and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation**
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TG Venture Acquisition Corp., dated as of May 5, 2023(3)
3.4	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Commitment Letter from Tsangs Group Holdings Limited(1)
10.14	Non-Redemption Agreement, dated as of April 30, 2023, by and among TG Venture Acquisition Corp., Tsangs Group Holdings Limited, Bulldog Investors, LLP and Phillip Goldstein (2)
10.15	Amendment No. 2 to Investment Management Trust Agreement, dated as of May 5, 2023, by and between TG Venture Acquisition Corp. and Continental Stock Transfer & Trust Company(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

**** Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2021

++ Incorporated by reference to the Registration Statement on Form S-1 filed on November 2, 2021

+++Incorporated by reference to the Registration Statement on Form S-1 filed on October 15, 2021

(1) Incorporated by reference to the Annual Report on Form 10-K filed on March 31, 2022

(2) Incorporated by reference to the Current Report on Form 8-K filed on May 1, 2023

(3) Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG Venture Acquisition Corp.
Date: May 17, 2023	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

