Form 10-K/A
period 2022-12-31
TG Venture Acquisition Corp.
filed 2023-08-14
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of August 11, 2023, the registrant had 1,335,696 shares of Class A common stock (1,335,696 of which are subject to possible redemption) and 2,889,149 shares of Class B common stock issued and outstanding.

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

Explanatory Note

This Amendment (this “Amendment”) to the annual report on Form 10-K (File No.001-41000), initially filed on March 29, 2023 (the “Original 10-K”), is being filed to update disclosure in response to comments from the Securities and Exchange Commission, most of which pertain to our sponsor being based in Hong Kong.

This Amendment may not reflect events occurring after the filing of the Original 10-K, nor does it modify or update those disclosures in the items not described in the above paragraph of this Explanatory Note. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other reports filed with the SEC subsequent to the filing of our Original 10-K, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 10-K have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

4

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

We initially filed a registration statement for the IPO on a Registration Statement on Form S-1 with the SEC on August 13, 2021, as amended, and it was declared effective on November 2, 2021 (File No. 333-258773) (the “IPO Registration Statement”); the “IPO Prospectus” filed in connection with our IPO pursuant to Rule 424(b)(4) was filed with the SEC on November 3, 2021.

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

On August 10, 2023, we entered into an amendment (the “First Amendment”) to the Business Combination Agreement. The First Amendment revises the earnout periods set forth in the Business Combination Agreement to provide that Flexi shareholders may receive earnout shares based on PubCo revenue targets achieved during the first two full fiscal years following the closing of the business combination to be effected pursuant thereto.

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

Nasdaq Listing

On June 22, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days and its number of publicly held shares, the Company no longer meets Nasdaq Listing Rule 5450(b)(3)(C), which requires listed companies to maintain a minimum market value of publicly held shares (“MVPHS”) of at least $15 million.

Nasdaq Listing Rule 5810(c)(3)(D) provides a compliance period of 180 calendar days, or until December 19, 2023 (the “First Compliance Date”), in which to regain compliance with this requirement. If the Company’s market value of publicly held shares is $15 million or more for a minimum of 10 consecutive business days during the 180-day compliance period, Nasdaq will provide written notice of compliance to the Company. If the Company fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that the Company’s class A common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

On August 11, 2023, the Company received a written notice from Nasdaq indicating that the Company is no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The Notice has no effect at this time on the listing of the Company’s securities on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until February 7, 2024 (the “Second Compliance Date,” together with the First Compliance Date, the “Compliance Dates”), to regain compliance with the MVLS Requirement. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event the Company does not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify the Company that its securities are subject to delisting, at which point the Company may appeal the delisting determination to a Nasdaq hearings panel.

 The notifications have no immediate effect on the listing of the Company’s Class A common stock on Nasdaq Global Market. The Company intends to actively monitor its MVPHS and MVLS between now and the respective Compliance Dates, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the requirements. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq Global, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global listing standards or satisfy the requirements necessary to transfer the listing of its securities to The Nasdaq Capital Market.

PRC Limitations and Concerns

Our company is a Delaware corporation with no subsidiaries in mainland China. We do not maintain operations in mainland China, do not generate revenues from mainland China, and do not provide services or conduct sales or marketing activities in mainland China or to residents in mainland China. We have committed not to undertake our initial business combination with any entity that is based in, located in or has its principal business operations in China (including Hong Kong and Macau), and have conducted a target search outside of China. We will not conduct an initial business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. As of the date of this filing, we have not been contacted by any Chinese authorities in connection with our operations or the consummation of our initial business combination.

The Sponsor is not incorporated in mainland China and none of its subsidiaries are incorporated in mainland China. It does not maintain operations in mainland China, does not generate revenues from mainland China, and does not provide services or conduct sales or marketing activities in mainland China or to residents in mainland China. As of the date of this filing, the Sponsor has not been contacted by any Chinese authorities in connection with the operation of TGVC’s business or consummation of the Business Combination. However, we have significant ties to China, because Mr. Tsang, our Chief Executive Officer, who is also the sole member and sole director of the Sponsor, is located in Hong Kong and because the Sponsor is a Hong Kong company.

As of the date of this filing, we have not been contacted by any Chinese authorities in connection with our operations or consummation of the Business Combination. Our PRC legal counsel, Han Kun Law Offices, has advised that, as of the date of this filing, neither TGVC nor the Sponsor is required to obtain permissions or approvals from the CSRC, the CAC, or any other PRC governmental agency to operate our business or to consummate the Business Combination. TGVC’s Hong Kong legal counsel, DLA Piper Hong Kong, has advised that, as of the date of this filing, neither TGVC nor the Sponsor is required to obtain permissions or approvals from any Hong Kong governmental agency to operate TGVC’s business or to consummate the Business Combination.

Given the risks and uncertainties of doing business in China discussed elsewhere in this report, the location and ties of the Sponsor to China may make us a less attractive partner to a target company not based in China, which may thus increase the likelihood that we will not consummate a business combination. Our ties to the PRC may make us less likely to consummate a business combination with any target company outside of the PRC, which may result in non-PRC target businesses having increased leverage over us in negotiating an initial business combination knowing that if we do not complete our initial business combination within a certain timeframe, we may be unable to complete our initial business combination with any target business. If we fail to complete an initial business combination in the prescribed timeframe, we will cease all our operations and would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.83 per share, or less than such amount in certain circumstances, based on the amount available in our trust account on a per share basis, and our warrants will expire worthless.   See “Risk Factors — We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.” on page 30.

We do not believe that, as of the date of this filing, there are legal or operational risks to us associated with the laws and regulations of mainland China solely due to or as a result of the Sponsor being based in Hong Kong . Hong Kong is a Special Administrative Region of the PRC and enjoys its own limited autonomy as defined by the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong. Hong Kong’s legal system, which is different from that of the PRC, is based on common law and has its own laws and regulations. Though some of the national laws of the PRC are made applicable in Hong Kong under the Basic Law, as of the date hereof, such laws are not applicable to us.

Pursuant to the Basic Law, national laws of the PRC shall not be applied in Hong Kong, except for those relating to defense, foreign affairs and other matters outside the autonomy of Hong Kong, which may be listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law (and any regulatory notices issued pursuant to those national laws) do not apply in Hong Kong.

Except as set forth above, the laws in the PRC are expected to apply to mainland Chinese businesses, rather than businesses in Hong Kong which operate under a different set of laws from mainland China. As a result, we do not believe that, as of the date hereof, there are legal or operational risks associated with the laws and regulations of mainland China affecting us solely due to or as a result of the Sponsor being based in Hong Kong. However, as the Sponsor is based in Hong Kong, a Special Administrative Region of China, there is no guarantee that certain existing or future laws of the PRC will not become applicable to a company such as us.

Given the PRC government’s significant oversight over the conduct of business operations in mainland China and in Hong Kong, and in light of (a) China’s recent extension of authority not only in mainland China but into Hong Kong and (b) the fact that rules and regulations in China can change quickly with little or no advance notice, there are risks and uncertainties that we and the Sponsor cannot foresee at this time. For example, (i) the government of Hong Kong may (x) enact similar laws and regulations to those in mainland China, which may seek to exert control over business combinations conducted by Hong Kong-based entities or sponsors or (y) implement laws on such business activities to be more aligned with mainland China, and (ii) certain PRC laws and regulations may become applicable in Hong Kong in the future. To the extent that any PRC laws and regulations become applicable to us or the Sponsor, we or the Sponsor may be subject to the risks and uncertainties associated with the evolving laws and regulations of the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no notice. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, were to become applicable to companies such as us or the Sponsor in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition, results of operations, and prospects, our ability to consummate the Business Combination and our ability to offer securities to investors, any of which may, in turn, cause the value of our securities to significantly decline or become worthless.

Relevant organizations of the PRC government have made recent statements or recently taken regulatory actions related to data security, anti-monopoly, and overseas listings of PRC-based businesses. For example, in addition to the PRC Data Security Law and the Measures for Cybersecurity Review issued by the Cyberspace Administration of China (“CAC”) that became effective on February 15, 2022 (the “Cybersecurity Review Measures”), relevant PRC government agencies have recently taken anti-trust enforcement action against certain PRC-based businesses. Our management understands that such enforcement action was taken pursuant to the PRC Anti-Monopoly Law that applies to monopolistic activities in domestic economic activities in mainland China and monopolistic activities outside mainland China that eliminate or restrict market competition in mainland China. In addition, in July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called VIEs. In light of such developments, the SEC has imposed enhanced disclosure requirements on PRC-based companies seeking to register securities with the SEC. To date, the Cybersecurity Review Measures have not impacted our ability to conduct our business, accept foreign investment or list our securities on the Nasdaq because neither we nor the Sponsor are PRC-based businesses and because neither we nor the Sponsor engage in the types of activities regulated by the Cybersecurity Review Measures. However, if the PRC government were to expand the scope of the Cybersecurity Review Measures to regulate non- PRC-based companies, such regulation could impact our ability to conduct our business and accept foreign investment.

Additionally, on February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) published the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies and several supporting guidelines (collectively, the “Overseas Listing Filing Rules”), which became effective on March 31, 2023 and regulate both direct and indirect overseas offering and listing of PRC-based companies by adopting a filing-based regulatory regime. According to the Overseas Listing Filing Rules, if the issuer meets both of the following criteria ( “Criteria for CSRC Filing”), the overseas securities offering and listing conducted by such issuer shall be deemed as an indirect overseas offering and listing: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. As of the date of this filing, neither TGVC nor the Sponsor meet the Criteria for CSRC Filing above.

Although we do not believe that, as of the date hereof, there are legal or operational risks associated with the laws and regulations of the PRC solely due to or as a result of the Sponsor being based in Hong Kong, changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be made quickly with little or no advance notice. Recent statements by the PRC government have indicated an intent of the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in PRC-based issuers. The PRC government may intervene or influence the operations of PRC-based issuers at any time, and may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers.

If the PRC government determines that we or the Sponsor is a PRC-based issuer, if the PRC government takes any other actions to exert more oversight and control over offerings that are conducted overseas, if the PRC rules and regulations become applicable in Hong Kong, or if the PRC government’s statements and regulatory actions otherwise apply to us or the Sponsor, the PRC government would be able to intervene in and influence our or the Sponsor’s operations at any time and such governmental or regulatory interference could result in a material change in TGVC’s operations and its ability to consummate the Business Combination and/or the value of our securities. To date, the Cybersecurity Review Measures have not impacted our ability to conduct our business, accept foreign investment or list its securities on the Nasdaq because neither we nor the Sponsor are mainland PRC-based businesses and because neither we nor the Sponsor engage in the types of activities regulated by the Cybersecurity Review Measures. However, if the PRC government were to expand the scope of the Cybersecurity Review Measures to regulate non-mainland PRC-based companies, such regulation could impact our ability to conduct our business and accept foreign investment.

Further our Sponsor currently owns approximately 39.95% of our issued and outstanding shares. As a result, we may be considered a “foreign person” under rules promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as CFIUS, or ultimately prohibited. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. See “Risk Factors — We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.” on page 31.

Although we are a Delaware corporation, the Sponsor is a Hong Kong company and certain of our directors and officers are nationals or residents of jurisdictions other than the United States and most of their assets are located outside of the United States. As a result, it may be difficult or impossible for our stockholders to effect service of process upon the Sponsor, us or our managements inside China, or to obtain swift and equitable enforcement of laws that do exist or to obtain enforcement of the judgment of one court by a court of another jurisdiction. See “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” under the subheading “Our Stockholders may experience difficulties in effecting service of legal process in the U.S. and enforcing civil liabilities in mainland China or Hong Kong against us, the Sponsor and certain of their directors and officers.” on page 32.

Our PRC legal counsel, Han Kun Law Offices, has advised that, as of the date of this filing, neither we nor the Sponsor is required to obtain permissions or approvals from the CSRC, the CAC, or any other PRC governmental agency to operate TGVC’s business and to consummate our initial business combination. This conclusion is based on the fact that: (i)we are a Delaware corporation without subsidiaries, operations and revenues in mainland China, and have committed not to undertake our initial business combination with any entity that is based in, located in or has its principal business operations in China (including Hong Kong and Macau), and it has conducted a target search outside of China, (ii) the Sponsor is a Hong Kong company without subsidiaries, operations and revenues in mainland China, (iii) Flexi   is a British Virgin Islands company without subsidiaries, operations and revenues in mainland China, and only some of Flexi’s business operations are conducted in Hong Kong through its Hong Kong subsidiary, and (iv) pursuant to the Basic Law, national laws of the PRC shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong). However, since the PRC governmental agencies have certain discretion in administration, interpretation and enforcement of the laws and regulations of the PRC, and in light of the recent statements and regulatory actions by the PRC governmental agencies, such as those related to the administration over illegal securities activities and the supervision on overseas listings by PRC-based companies, we and the Sponsor may become subject to the risks of the uncertainty of any future regulatory actions of the PRC governmental agencies. In addition, Flexi and PubCo may also become subject to the laws and regulations of the PRC to the extent that it commences business and customer facing operations in mainland China as a result of any future partnership, acquisition, expansion, or organic growth. Furthermore, our Hong Kong legal counsel, DLA Piper Hong Kong, has advised that, as of the date of this filing, neither TGVC nor the Sponsor is required to obtain permissions or approvals from any Hong Kong governmental agency to operate our business or to consummate the Business Combination.

Neither we nor the Sponsor have relied, and do not expect to rely, on dividends or other distributions on equity from any of our subsidiaries for our cash requirements. Although we have no plans to declare cash dividends, if we determine to pay cash dividends to the our stockholders in the future, it may depend on receipt of funds from one or more subsidiaries.

If, in the future, (i) we were to have any PRC-based subsidiaries or (ii) we were to be considered by the PRC government to be a PRC-based subsidiary of the Sponsor, such subsidiaries, or us, as applicable, would be subject to certain restrictions on their ability to pay dividends under PRC laws and regulations. In particular, any PRC subsidiaries may pay dividends only out of their respective accumulated after-tax profits after making up losses as determined in accordance with PRC accounting standards and regulations. In addition, any PRC subsidiaries would be required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds would not be permitted to be distributed to TGVC as dividends. At its discretion, any PRC subsidiaries would be permitted to allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary common reserve.

Any future PRC subsidiaries would likely generate a portion of their revenue in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of any such PRC subsidiaries to use their Renminbi revenues to pay dividends to us. In addition, the PRC Enterprise Tax Law (“EIT Law”) and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

Furthermore, if certain procedural requirements are satisfied, the payment of current account items, as defined in the relevant PRC laws and regulations, including profit distributions and trade and service related foreign exchange transactions, can be made in foreign currencies without prior approval from the PRC’s State Administration of Foreign Exchange (“SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of mainland China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or their authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. To the extent we desire to use funds from any future PRC subsidiaries to fund our operations, the foreign exchange control system could prevent us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, and we may not be able to pay dividends in foreign currencies to any offshore intermediate holding companies or ultimate parent company, or to our shareholders or investors. Further, we cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that our future PRC subsidiaries, if any, will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.

For a detailed description of risks associated with the cash transfer through the post combination organization, see “Transfers of Cash to and from our Post Business Combination Subsidiaries” on page 33 and “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” under the subheadings “Cash-Flow Structure of a Post-Acquisition Company Based in China” on page 33 and “Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following our initial business combination” on page 34. To date, we have not pursued an initial business combination with a PRC-based entity and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCA Act”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

In December 2020, Congress enacted the HFCA Act, and the SEC released interim final amendments that begin to address the components of this Act. In November 2021, the SEC approved PCAOB Rule 6100, which establishes a process for determining which registered public accounting firms the board is unable to inspect or investigate completely. In December 2021, the SEC adopted amendments to finalize its rules under the HFCA Act that set forth submission and disclosure requirements for commission-identified issuers identified under the Act, specify the processes by which the SEC will identify and notify Commission-Identified Issuers, and implement trading prohibitions after three consecutive years of identification.

In December 2022, Congress passed the omnibus spending bill and the President signed it into law. This spending bill included the enactment of provisions to accelerate the timeline for implementation of trading prohibitions from three years to two years. Separately, on December 15, 2022, the PCAOB published its determination that in 2022, the PCAOB was able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. This determination reset the now two-year clock for compliance with the trading prohibitions for identified issuers audited by these firms. The amendment had originally been passed by the U.S. Senate in June 2021, as the “Accelerating Holding Foreign Companies Accountable Act.”

Our auditor, Marcum LLP, is a United States accounting firm and is subject to regular inspection by the PCAOB. Marcum LLP is headquartered in New York, NY, not mainland China or Hong Kong and was not identified as a firm subject to the PCAOB’s Determination Report announced on December 16, 2021. As a result, we do not believe that HFCA Act and related regulations will affect us. Nevertheless, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor, and that as a result an exchange may determine to delist our securities. Moreover, on August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China – the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol is intended to grant to the PCAOB complete access to the audit work papers, audit personnel, and other information it needs to inspect and investigate any firm it chooses, with no loopholes and no exceptions.

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

No Permission Required from the Chinese Authorities (including Hong Kong Authorities) for the Business Combination

We are a Delaware corporation with no subsidiaries in the PRC. We do not maintain operations in the PRC, do not generate revenues from the PRC, and do not provide services or conduct sales or marketing activities in the PRC or to residents in the PRC. None of our officers and directors are located in the PRC. We have committed not to undertake our initial business combination with any entity that is based in, located in or has its principal business operations in China (including Hong Kong and Macau), and we have conducted a target search outside of China. As of the date of this filing, we have not been contacted by any Chinese authorities in connection with our operations or consummation of the Business Combination. Our PRC legal counsel, Han Kun Law Offices, has advised that, as of the date of this filing, neither TGVC nor the Sponsor is required to obtain permissions or approvals from the CSRC, the CAC, or any other PRC governmental agency to operate our business or to consummate the Business Combination. Our Hong Kong legal counsel, DLA Piper Hong Kong, has advised that, as of the date of this filing, neither TGVC nor the Sponsor is required to obtain permissions or approvals from any Hong Kong governmental agency to operate our business or to consummate the Business Combination.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement and (ii) Proxy Statement on Schedule 14A as initially filed with the SEC on April 10, 2023 and as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Flexi and the Flexi business combination, please see the Registration Statement on Form F-4 that The Flexi Group Holdings, Ltd./PubCo filed with the SEC on June 13, 2023 and as amended.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our Initial Business Combination in the prescribed time frame, including the Flexi business combination;

●	our expectations around the performance of a prospective target business, such as Flexi, or businesses may not be realized;

●	If our Sponsor makes untimely or is unable to make specified monthly payments in connection with the extension of time within which we must complete an initial business combination, we will liquidate and dissolve as soon as practicable after such date and in accordance with our Charter.

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our Initial Business Combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our Initial Business Combination;

●	we may not be able to obtain additional financing to complete our Initial Business Combination, including the Flexi business combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our Initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the Initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	our financial performance following an Initial Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an Initial Business Combination, which could increase the costs associated with completing our Initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination;

●	in the event that the Flexi business combination is not completed and we seek alternative targets, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination;

●	if we cannot complete the initial business combination with Flexi, we may attempt to complete our Initial Business Combination with a private company, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an Initial Business Combination;

●	since our Initial Shareholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations;

●	the value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the Combination Period (as hereinafter defined), our Public Shareholders may receive only approximately $10.83 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an Initial Business Combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an Initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an Initial Business Combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an Initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we may be subject to PRC political and economic regulations, which may delay our ability to consummate a business combination or prevent it completely.

Risks related to the Global Economy

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate an Initial Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate an Initial Business Combination could be adversely affected. For example, although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential Initial Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

If our Initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such Initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. In addition, certain exceptions apply to the Excise Tax. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date. As of the time of this filing, the Treasury has issued Notice 2023-2, which provides some guidance regarding the Excise Tax.

Since Flexi is an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to Flexi or the redeeming holders (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). If  any Excise Tax is owed, it would be payable by TGVC and not by the redeeming holders.

In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with a business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with a business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

The foregoing could cause a reduction in the cash held outside of the Trust Account, which the Company plans to use to complete a business combination, including the Business Combination, and affect the Company’s ability to complete a business combination.

On December 27, 2022, the Treasury published Notice 2023-2, which provides taxpayers with interim guidance on the Excise Tax that may be relied upon by taxpayers until the IRS issues Treasury Regulations on such matter. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of aspects of the Excise Tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change. The notice generally provides that if a covered corporation completely liquidates under either Section 331 or Section 332(a) of the Code, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the Excise Tax. Because we do not expect to undergo a complete liquidation under either Section 331 or Section 332(a) of the Code with respect to the Business Combination, we do not expect this exception to the Excise Tax to apply for redemptions made prior to the Business Combination.

If the Excise Tax applies to redemptions of the Public Shares in connection with the Business Combination, the value of our securities may decrease. If existing Public Stockholders elect to redeem their Public Shares such that their redemptions would subject us to the Excise Tax, the Public Stockholders that do not elect to redeem their Public Shares may economically bear the impact of the Excise Tax. The application of the Excise Tax in the event of a liquidation, except to the limited extent described above, is uncertain absent further guidance. Except for franchise taxes and income taxes, the proceeds placed in the Trust Account and the interest earned thereon may not be used to pay for possible excise taxes or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation the Excise Tax.

The proceeds deposited in the Trust Account and the interest earned thereon will not be used to pay for any Excise Tax due under the Inflation Reduction Act of 2022 in connection with any redemptions of the common stock sold a part of the Units in the IPO (the “Public Shares”) prior to or in connection with the Business Combination. As of May 31, 2023, there was approximately $13.9 million in the Trust Account. The redemption price per share at the Special Meeting or TGVC’s subsequent liquidation (assuming no additional Public Shares were redeemed and no additional Extension Payments are made) will be approximately $10.83 per TGVC Public Share. TGVC does intend to continue to use the accrued interest in the Trust Account to pay its franchise and income taxes.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to close the business transaction with Flexi or find another suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses),   pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as CFIUS.

The Sponsor is a Hong Kong limited liability company, controlled by or that has substantial ties with non-U.S. persons. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. If we were considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or that may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If TGVC’s potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, it may be unable to consummate an initial business combination with such business. In addition, if TGVC’s potential business combination falls within CFIUS’ jurisdiction, it may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing of the initial business combination. CFIUS may decide to block or delay TGVC’s initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to it and the our stockholders. As a result, the pool of potential targets with which it could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy.

Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require it to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the Trust Account, and the their warrants will expire worthless. This will also cause the TGVC Stockholders to lose any potential investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

Our Stockholders may experience difficulties in effecting service of legal process in the U.S. and enforcing civil liabilities in mainland China or Hong Kong against us, the Sponsor and certain of their directors and officers.

Although we are a Delaware corporation, the Sponsor is a Hong Kong company and certain of our directors and officers are nationals or residents of jurisdictions other than the United States and most of their assets are located outside of the United States. As a result, it may be difficult or impossible for our stockholders to effect service of process upon the Sponsor, us or our management in Hong Kong or mainland China, or to obtain swift and equitable enforcement of laws that do exist or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. The courts in mainland China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law and other applicable laws and regulations based either on treaties between mainland China and the country where the judgment is made or on principles of reciprocity between jurisdictions. Neither mainland China nor Hong Kong has any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. Due to the lack of reciprocity and treaties between the U.S., on the one hand, and either mainland China or Hong Kong, on the other hand, and the additional time and cost constraints in order to enforce judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws in mainland China or Hong Kong, our stockholders may experience difficulties in effecting service of legal process in the U.S. and enforcing civil liabilities in mainland China or Hong Kong against the Sponsor, us and certain of our directors and officers. In addition, according to the PRC Civil Procedures Law, courts in mainland China will not enforce a foreign judgment against the Sponsor, TGVC or their managements if they decide that the judgment violates the basic principles of law or national sovereignty, security or public interest in mainland China. Therefore, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign investors may originate actions based on the law of mainland China against a company in mainland China for disputes if they can establish sufficient nexus to mainland China for a court in mainland China to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. As a result, our stockholders may have more difficulty in protecting their interests through actions against the Sponsor or our management, directors or major stockholders than would investors of a corporation doing business entirely or predominantly within the U.S.

Foreign operations expose us to foreign currency, legal, tax, economic and management oversight risk.

Foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not be able to fully mitigate with our actions. These risks differ from and potentially may be greater than those associated with our domestic businesses. Our international businesses are sensitive to changes in the priorities and budgets of international customers and to geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could materially adversely affect our financial performance. Our primary objective in reducing foreign currency risk is to preserve the economic value of our foreign investments and to reduce earnings volatility that would otherwise occur due to exchange rate fluctuations. We may attempt to offset material cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments. Because we generally do not hedge our net investments in foreign countries, we are susceptible to volatility in other comprehensive income caused by exchange rate fluctuations.

Transfers of Cash to and from Post Business Combination Subsidiaries

To date, we have not completed our initial business combination and there have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. We intend to retain all of our available funds and any future earnings to fund the development and growth of our business. As such, we do not expect to pay any cash dividends in the foreseeable future.

A portion of our worldwide cash reserves may be generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash, which reduces the cash available to us. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes and/or penalties to repatriate these funds.

We have adopted written cash management policies and procedures that dictate how funds are transferred within our organization. According to such policies and procedures, each subsidiary of the Company may initiate a cash transfer request by timely filling out a fund application form, which shall be signed by the financial principal and the principal of the subsidiary and then submitted to the financial department of the Company for approval. After a cash transfer request is approved by the financial department, the relevant subsidiary may proceed to initiate such transfer. As of December 31, 2022, our Company has not provided any loans.

The Company is incorporated in State of Delaware as a holding company with no actual operations. There has been no cash flows and transfers of other assets between the Company and its Sponsor, other than that as of December 31, 2022, the Sponsor paid approximately $100,000 for corporate expenses on behalf of the Company and not as a dividend payment or distribution.   The Sponsor has not made any dividend payment or distribution to our Company or investors as of the date this report and they have no plans to make any distribution or dividend payment to the Company in the near future. Neither the Company nor its Sponsor has made any dividends or distributions to U.S. investors as of the date of this report.

Under the existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements with the banks. Currently, we don’t have any intention to distribute earnings or settle amounts owed under our operating structure.

Risks Related to Acquiring or Operating Businesses in the PRC, including Hong Kong

Our company currently does not have any operations in mainland China, we are a Delaware corporation, Flexi is a business company with limited liability incorporated under the laws of the British Virgin Islands and if the business combination with Flexi does not close, we do not plan to undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). However, our sponsor and certain members of our board of directors and management have significant business ties to or are based in Hong Kong. Accordingly, the laws and regulations of the PRC do not currently have any material impact on our business, financial condition and results of operations. However, if certain PRC laws and regulations were to become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our Common Stock to significantly decline or become worthless.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following our initial business combination.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties.

Following an initial business combination with a PRC target company, we would be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the SAFE regulates the conversion of the Renminbi into foreign currencies. Currently, foreign invested enterprises (“FIE”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following our initial business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE.

We cannot assure you the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit the use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

The Cash-Flow Structure of a Post-Acquisition Company Based in China may prevent us from issuing dividends or other distributions to our shareholders.

The PRC government has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China in an initial business combination. If we consummate an initial business combination with a company based in China, we may rely on dividends and other distributions from our future operating company in China to provide us with cash flow and to meet our other obligations. Such payments would be subject to restrictions on dividends as current regulations in China would permit our PRC operating company to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. Each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, we may be subject to restrictions on currency exchange as the PRC government may limit or eliminate our ability to utilize cash generated in Renminbi, or RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a company in China, exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, our PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

These restrictions will restrict our ability to distribute earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements. In addition, fluctuations in exchange rates could result in foreign currency exchange losses to us and may reduce the value of, and amount in U.S. Dollars of dividends payable on, our shares in foreign currency terms.

To date, we have not pursued an initial business combination with a Chinese entity and there have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions.

Political risks associated with conducting business in Hong Kong.

Our CEO resides in Hong Kong and our sponsor is a Hong Kong entity. Accordingly, our business operations and financial conditions may be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law (the “Hong Kong Basic Law” or the “Basic Law”), namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since our operation is based in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong

Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and Former President Trump signed an executive order and Hong Kong Autonomy Act (“HKAA”) to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.

If the U.S. Public Company Accounting Oversight Board, or the PCAOB, is unable to inspect our auditors as required under the Holding Foreign Companies Accountable Act, the SEC will prohibit the trading of our Class A Common Stock. A trading prohibition for our Class A Common Stock, or the threat of a trading prohibition, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.

The U.S. Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted into law on December 18, 2020. Under the HFCA Act, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years, the SEC will prohibit our securities, including our Class A Common Stock, from being traded on a U.S. national securities exchange, including NASDAQ, or in the over-the-counter trading market in the U.S. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three consecutive years, thus reducing the time period for triggering the prohibition on trading. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100,

Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The process for implementing trading prohibitions pursuant to the HFCA Acts will be based on a list of registered public accounting firms that the PCAOB has been unable to inspect and investigate completely as a result of a position taken by a non-U.S. government, or the Relevant Jurisdiction, and such identified auditors, the PCAOB Identified Firms.  The first list of PCAOB Identified Firms was included in a release by the PCAOB on December 16, 2021, or the PCAOB December 2021 Release. The SEC will review annual reports filed with it for fiscal years beginning after December 18, 2020 to determine if the auditor used for such reports was so identified by the PCAOB, and such issuers will be designated as “Commission Identified Issuers” on a list to be published by the SEC.  If an issuer is a Commission Identified Issuer for two consecutive years (which will be determined after the second such annual report), the SEC will issue a trading order that will implement prohibitions described above. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China – the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol is intended to grant to the PCAOB complete access to the audit work papers, audit personnel, and other information it needs to inspect and investigate any firm it chooses, with no loopholes and no exceptions

On December 29, 2022, the Consolidated Appropriations Act, was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to AHFCAA, which reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

Our current independent accounting firm, Marcum LLP, whose audit report is included in this annual report on Form 10-K/A, is headquartered in New York, NY and the lead audit partner is based in Hartford, CT. Marcum LLP was not included in the list of PCAOB Identified Firms in the PCAOB December 2021 Release. Our ability to retain an auditor subject to PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. Marcum LLP’s audit working papers related to us are located in the United States.

If our securities are subject to a trading prohibition under the HFCA Act, the price of our common stock may be adversely affected, and the threat of such a trading prohibition would also adversely affect their price. If we are unable to be listed on another securities exchange that provides sufficient liquidity, such a trading prohibition may substantially impair your ability to sell or purchase our common stock when you wish to do so. Furthermore, if we are able to maintain a listing of our common stock on a non-U.S. exchange, investors owning our common stock may have to take additional steps to engage in transactions on that exchange, including establishing non-U.S. brokerage accounts.

The HFCA Act also imposes additional certification and disclosure requirements for Commission Identified Issuers, and these requirements apply to issuers in the year following their listing as Commission Identified Issuers. The additional requirements include a certification that the issuer is not owned or controlled by a governmental entity in the Relevant Jurisdiction, and the additional requirements for annual reports include disclosure that the issuer’s financials were audited by a firm not subject to PCAOB inspection, disclosure on governmental entities in the Relevant Jurisdiction’s ownership in and controlling financial interest in the issuer, the names of Chinese Communist Party, or CCP, members on the board of the issuer or its operating entities, and whether the issuer’s article’s include a charter of the CCP, including the text of such charter.

In addition to the issues under the HFCA discussed above, the PCAOB’s inability to conduct inspections in China and Hong Kong prevents it from fully evaluating the audits and quality control procedures of the independent registered public accounting firm, consequently, investors would be deprived of the benefits of such PCAOB inspections. Our current independent registered public accounting firm, Marcum LLP, is headquartered in New York, NY and the lead audit partner is based in Hartford, CT. Marcum LLP is currently inspected on an annual basis by the PCAOB, with the last public inspection report released on November 21, 2022 for inspection year 2021.

The recent joint statement by the SEC, proposed rule changes submitted by Nasdaq, and an act passed by the U.S. Senate and the U.S. House of Representatives, all call for additional and more stringent criteria to be applied to emerging market companies. These developments could add uncertainties to our offering, business operations, share price and reputation.

U.S. public companies that have substantially all of their operations in China and Hong Kong have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud.

On December 7, 2018, the SEC and the PCAOB issued a joint statement highlighting continued challenges faced by the U.S. regulators in their oversight of financial statement audits of U.S.-listed companies with significant operations in China. On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China, including Hong Kong, reiterating past SEC and PCAOB statements on matters including the difficulty associated with inspecting accounting firms and audit work papers in China and Hong Kong and higher risks of fraud in emerging markets and the difficulty of bringing and enforcing SEC, Department of Justice and other U.S. regulatory actions, including in instances of fraud, in emerging markets generally.

On May 20, 2020, the U.S. Senate passed the HFCA Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the HFCA Act.

On May 21, 2021, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, (ii) prohibit Restrictive Market companies from directly listing on Nasdaq Capital Market, and only permit them to list on Nasdaq Global Select or Nasdaq Global Market in connection with a direct listing and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

As a result of these scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese and Hong Kong companies sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our offering, business and our share price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our share.

Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a delisting of our Common Stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Global Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

On June 22, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Class A common stock for the last 30 consecutive business days and its number of publicly held shares, the Company no longer meets Nasdaq Listing Rule 5450(b)(3)(C), which requires listed companies to maintain a minimum market value of publicly held shares (“MVPHS”) of at least $15 million.

Nasdaq Listing Rule 5810(c)(3)(D) provides a compliance period of 180 calendar days, or until December 19, 2023 (the “First Compliance Date”), in which to regain compliance with this requirement. If the Company’s market value of publicly held shares is $15 million or more for a minimum of 10 consecutive business days during the 180-day compliance period, Nasdaq will provide written notice of compliance to the Company. If the Company fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that the Company’s class A common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

On August 11, 2023, the Company received a written notice from Nasdaq indicating that the Company is no longer in compliance with the minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 required for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”). The Notice has no effect at this time on the listing of the Company’s securities on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until February 7, 2024 (the “Second Compliance Date,” together with the First Compliance Date, the “Compliance Dates”), to regain compliance with the MVLS Requirement. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of 10 consecutive business days prior to the Compliance Date. In the event the Company does not regain compliance with the MVLS Requirement prior to the Compliance Date, Nasdaq will notify the Company that its securities are subject to delisting, at which point the Company may appeal the delisting determination to a Nasdaq hearings panel.

The notifications have no immediate effect on the listing of the Company’s Class A common stock on Nasdaq Global Market. The Company intends to actively monitor its MVPHS and MVLS between now and the respective Compliance Dates, and may, if appropriate, evaluate available options including applying for a transfer to The Nasdaq Capital Market to resolve the deficiency and regain compliance with the requirements. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq Global, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq Global listing standards or satisfy the requirements necessary to transfer the listing of its securities to The Nasdaq Capital Market.

If our common stock were delisted from the Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Global Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to remain listed on the Nasdaq Global Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Global Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Global Market or another national exchange’s listing requirements.

Nasdaq may apply additional and more stringent criteria for our continued listing because our insiders hold a large portion of our listed securities.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the initial and continued listing of securities in Nasdaq and Nasdaq may use such discretion to deny initial listing, apply additional or more stringent criteria for the initial or continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes initial or continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny initial or continued listing or to apply additional and more stringent criteria in the instances, including but not limited to: (i) where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where the company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities; and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital market, including having no U.S. shareholders, operations, or members of the board of directors or management. The insiders of our Company hold a large portion of the company’s listed securities. Therefore, we may be subject to the additional and more stringent criteria of Nasdaq for our continued listing, which might result in deficiency letters or inquiries that will take management’s time away from focusing on our operations.

Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.

We currently do not have or intend to have any subsidiary or any contractual arrangement to establish a variable interest entity structure with any entity in mainland China, and we have direct ownership of our operating entities, all of which are in jurisdictions outside of China. However, as our principal place of business is in Hong Kong, a special administrative region of China, there is no guarantee that if certain existing or future laws of the PRC become applicable to a company such as us, it will not have a material adverse impact on our business, financial condition and results of operations and/or our ability to offer or continue to offer securities to investors, any of which may cause the value of such securities to significantly decline or be worthless.

Except for the Basic Law, the national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III and so do not apply directly to Hong Kong.

The laws and regulations in the PRC are evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties. To the extent any PRC laws and regulations become applicable to us, we may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. We currently do not have plan to expand our operation or acquire any operation in the mainland China. However, we may also become subject to the laws and regulations of the PRC to the extent we commence business and customer facing operations in mainland China as a result of any future acquisition, expansion or organic growth.

The PRC government exerts substantial influence and discretion over the manner in which companies incorporated under the laws of PRC must conduct their business activities. If we were to become subject to such direct influence or discretion, it may result in a material change in our operations and/or the value of our Common Stock, which would materially affect the interest of the investors.

The PRC legal system is evolving rapidly and the PRC laws, regulations, and rules may change quickly with little advance notice. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, the interpretation of these laws, rules and regulations may contain inconsistences, the enforcement of which involves uncertainties. The PRC government has exercised and continues to exercise substantial control over many sectors of the PRC economy through regulation and/or state ownership. Government actions have had, and may continue to have, a significant effect on economic conditions in the PRC and businesses which are subject to such government actions.

Although we do not have business operations in Hong Kong or mainland China, our CEO resides in Hong Kong and our sponsor is a Hong Kong entity. The PRC government currently does not exert direct influence and discretion over the manner in which we conduct our business activities outside of mainland China, however, there is no guarantee that we will not be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or as a result of our future expansion or acquisition of operations in mainland China. See “- Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.”

We currently do not have plans to expand our operation or acquire any operation in the mainland China. However, if we were to become subject to the direct intervention or influence of the PRC government at any time due to changes in laws or other unforeseeable reasons or as a result of our future development, expansion or acquisition of operations in the PRC, it may require a material change in our operations and/or result in increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In addition, the market prices of our Common Stock could be adversely affected as a result of anticipated negative impacts of any such government actions, as well as negative investor sentiment towards Hong Kong-based companies subject to direct PRC government oversight and regulation, regardless of our actual operating performance. There can be no assurance that the Chinese government would not intervene in or influence our operations at any time.

We were not required to obtain permission from the PRC government to list on a U.S. securities exchange, however there is no guarantee that this will continue to be the case in the future in relation to the continued listing of our securities on a securities exchange outside of the PRC, or even when such permission is obtained, it will not be subsequently denied or rescinded. Any actions by the PRC government to exert more oversight and control over offerings (including of businesses whose primary operations are in Hong Kong) that are conducted overseas and/or foreign investments in Hong Kong-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities, including our Common Stock, to significantly decline or be worthless.

The enactment of Law of the PRC on Safeguarding National Security in the Hong Kong Special Administrative Region (the “Hong Kong National Security Law”) could impact our Sponsor.

On June 30, 2020, the Standing Committee of the PRC National People’s Congress adopted the Hong Kong National Security Law. This law defines the duties and government bodies of the Hong Kong National Security Law for safeguarding national security and four categories of offences - secession, subversion, terrorist activities, and collusion with a foreign country or external elements to endanger national security - and their corresponding penalties. On July 14, 2020, the former U.S. President Donald Trump signed the Hong Kong Autonomy Act, or HKAA, into law, authorizing the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. On August 7, 2020 the U.S. government imposed HKAA-authorized sanctions on eleven individuals, including former HKSAR chief executive Carrie Lam. On October 14, 2020, the U.S. State Department submitted to relevant committees of Congress the report required under HKAA, identifying persons materially contributing to “the failure of the Government of China to meet its obligations under the Joint Declaration or the Basic Law.” The HKAA further authorizes secondary sanctions, including the imposition of blocking sanctions, against foreign financial institutions that knowingly conduct a significant transaction with foreign persons sanctioned under this authority. The imposition of sanctions may directly affect the foreign financial institutions as well as any third parties or customers dealing with any foreign financial institution that is targeted. It is difficult to predict the full impact of the Hong Kong National Security Law and HKAA on Hong Kong and companies located in Hong Kong. If our Sponsor is determined to be in violation of the Hong Kong National Security Law or the HKAA by competent authorities, our business operations, financial position and results of operations could be materially and adversely affected.

The Hong Kong legal system embodies uncertainties which could limit the availability of legal protections.

As one of the conditions for the handover of the sovereignty of Hong Kong to China, China accepted conditions such as Hong Kong’s Basic Law. The Basic Law ensured Hong Kong will retain its own currency (Hong Kong Dollar), legal system, parliamentary system and people’s rights and freedom for fifty years from 1997. This agreement has given Hong Kong the freedom to function with a high degree of autonomy. The Special Administrative Region of Hong Kong is responsible for its own domestic affairs including, but not limited to, the judiciary and courts of last resort, immigration and customs, public finance, currencies and extradition. Hong Kong continues using the English common law system.

However, if the PRC attempts to alter its agreement to allow Hong Kong to function autonomously, this could potentially impact Hong Kong’s common law legal system and may in turn bring about uncertainty in, for example, the enforcement of our contractual rights. This could, in turn, materially and adversely affect our business and operations. Additionally, intellectual property rights and confidentiality protections in Hong Kong may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the Hong Kong legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements with our customers.

We may, in the future, face legal or operational risks associated with our Sponsor being based in Hong Kong, which could result in a material change in our operations and jeopardize our ability to consummate a business combination.

We do not believe that, as of the date of this filing, there are legal or operational risks to TGVC associated with the laws and regulations of the PRC solely due to or as a result of the Sponsor being based in Hong Kong. Hong Kong is a Special Administrative Region of the PRC and enjoys its own limited autonomy as defined by the Basic Law, which is a national law of the PRC and the constitutional document for Hong Kong. Hong Kong’s legal system, which is different from that of the PRC, is based on common law and has its own laws and regulations. Though some of the national laws of the PRC are made applicable in Hong Kong under the Basic Law, as of the date hereof, such laws are not applicable to TGVC.

Although we do not believe that, as of the date hereof, there are legal or operational risks associated with the laws and regulations of the PRC solely due to or as a result of Sponsor being based in Hong Kong, changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be made quickly with little or no advance notice. Additionally, the PRC government may intervene in or influence the operations of PRC-based issuers at any time, and may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers. If the PRC government determines that TGVC or the Sponsor is a PRC-based issuer, the PRC government would be able to intervene in and influence TGVC’s and the Sponsor’s operations at any time, and such governmental or regulatory interference could result in a material change in TGVC’s operations, its ability to consummate a business combination, including the Business Combination, and/or the value of our common stock.

Pursuant to the Basic Law, national laws of the PRC shall not be applied in Hong Kong except for those relating to defense, foreign affairs and other matters outside the autonomy of Hong Kong, which may be listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. While the National People’s Congress of the PRC has the power to amend the Basic Law, the Basic Law expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law (and any regulatory notices issued pursuant to those national laws) do not apply in Hong Kong.

The laws and regulations in the PRC continue to evolve, and their enactment timetable, interpretation and implementat involve significant uncertainties. Accordingly, the Sponsor may be subject to t he risks and uncertainties associated with the legal system in the PRC, including with respect to het enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. If, prior to the expiration of the Combination Period, certain PRC laws and regulations were to become applicable in Hong Kong, the application of such laws and regulations may have a material impact on the Sponsor’s business, financial condition and results of operations, as well as the Sponsor’s ability to provide interim funding for TGVC expenses, fulfill its contractual commitments to TGVC or vote its shares of TGVC Class B Common Stock, any of which could jeopardize TGVC’s ability to consummate a Business Combination.

The PRC government may intervene in or influence the operations of PRC-based issuers at any time and may exert control over offerings conducted overseas and foreign investment in PRC-based issuers. If the PRC government determines that TGVC or the Sponsor is a PRC-based issuer, the PRC government would be able to intervene in and influence TGVC’s and the Sponsor’s operations at any time and such governmental or regulatory interference could result in a material change in TGVC’s operations and its ability to consummate the Business Combination and/or the value of the Public Shares. Additionally, PRC governmental and regulatory interference could significantly limit or completely hinder TGVC’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Although none of TGVC’s or the Sponsor’s revenues are derived in Hong Kong or mainland China, and although none of TGVC’s or the Sponsor’s operations are conducted in Hong Kong or mainland China, the Sponsor is a Hong Kong company. Accordingly, the Sponsor’s and TGVC’s financial condition and prospects are influenced by economic, political and legal developments in China, especially the policies of the PRC government. The PRC government has significant oversight and authority to exert influence on the ability of a PRC-based company to conduct its business. If the PRC government determines that TGVC or the Sponsor is a PRC-based issuer or that the PRC laws and regulations apply in Hong Kong, it could regulate and may intervene in or influence the Sponsor’s and TGVC’s operations at any time, which could result in a material adverse change in TGVC’s or the Sponsor’s operations and TGVC’s ability to consummate the Business Combination and/or the value of the Company’s securities. Implementation of any regulations directly targeting SPACs or any interference by the PRC government into TGVC’s ability to consummate the Business Combination could cause TGVC’s securities to significantly decline in value or become worthless. Also, the PRC government has recently indicated an intent to exert more oversight over offerings that are conducted overseas and/or foreign investment in PRC-based issuers. Any such action could significantly limit or completely hinder TGVC’s ability to offer or continue to offer securities to investors, and any uncertainties or negative publicity regarding such actions could also materially and adversely affect TGVC’s business, prospects, financial condition, reputation, and the trading price of the Company’s shares, which may cause TGVC’s securities to significantly decline in value or become worthless. Therefore, investors in TGVC face potential uncertainty from the actions taken by the PRC government.

Moreover, the significant oversight of the PRC government could also be reflected from the uncertainties arising from the legal system in China. The laws and regulations of the PRC can change quickly without sufficient notice in advance, which makes it difficult to predict which kind of laws and regulations will come into force in the future and how they will influence TGVC. Any actions by the PRC government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in PRC-based issuers could significantly limit or completely hinder TGVC’s ability to consummate the Business Combination and/or offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

As a Hong Kong company, the Sponsor is subject to certain Hong Kong laws and regulations, such as the PDPO, the Competition Ordinance and the Inland Revenue Ordinance. As of the date of this filing, the Sponsor believes that it is in compliance with each of the Hong Kong laws and regulations to which it is subject. The PDPO imposes the Data Protection Principles contained in Schedule 1 to the PDPO. The PDPO provides that a data user shall not do an act, or engage in a practice, that contravenes a Data Protection Principle unless the act or practice, as the case may be, is required or permitted under the PDPO. The six Data Protection Principles are: (i) purpose and manner of collection of personal data; (ii) accuracy and duration of retention of personal data; (iii) use of personal data; (iv) security of personal data; (v) information to be generally available; and (vi) access to personal data. Non-compliance with a Data Protection Principle may lead to a complaint to the Privacy Commissioner. The Privacy Commissioner may serve an enforcement notice to direct the data user to remedy the contravention and/or instigate prosecution actions. A data user who contravenes an enforcement notice commits an offense that may lead to a fine and imprisonment. The PDPO criminalizes, including, but not limited to, the misuse or inappropriate use of personal data in direct marketing activities, non-compliance with a data access request, and the unauthorized disclosure of personal data obtained without the relevant data user’s consent. An individual who suffers damage, including injured feelings, by reason of a contravention of the PDPO in relation to his or her personal data may seek compensation from the data user concerned.

The Competition Ordinance prohibits and deters undertakings in all sectors from adopting anticompetitive conduct which has the objective or effect of preventing, restricting or distorting competition in Hong Kong. The Competition Ordinance prohibits three forms of behavior to prevent and discourage anti-competitive conduct: (i) agreements between undertakings that have the objective or effect of preventing, restricting or distorting competition in Hong Kong; (ii) engaging in conduct that has the objective or effect of preventing, restricting or distorting competition in Hong Kong by undertakings with a substantial degree of market power in a market; and (iii) mergers that have or are likely to have the effect of substantially lessening competition in Hong Kong. Currently, the merger rule only applies to the telecommunications sector. Each of the aforesaid rules is however subject to a number of exclusions and exemptions.

Pursuant to section 82 of the Competition Ordinance, if the Competition Commission has reasonable cause to believe that (a) a contravention of the first conduct rule has occurred; and (b) the contravention does not involve serious anti-competitive conduct, it must, before bringing proceedings in the Competition Tribunal against the undertaking whose conduct is alleged to constitute the contravention, issue a notice to the undertaking. However, under section 67 of the Competition Ordinance, where a contravention of the first conduct rule has occurred and the contravention involves serious anti-competitive conduct or a contravention of the second conduct rule has occurred, the Competition Commission may, instead of bringing proceedings in the Competition Tribunal in the first instance, issue an Infringement Notice to the person against whom it proposes to bring proceedings, offering not to bring those proceedings on condition that the person makes a commitment to comply with requirements of the Infringement Notice. Serious anti-competitive conduct means any conduct that consists of any of the following or any combination of the following — (a) fixing, maintaining, increasing or controlling the price for the supply of goods or services; (b) allocating sales, territories, customers or markets for the production or supply of goods or services; (c) fixing, maintaining, controlling, preventing, limiting or eliminating the production or supply of goods or services; (d) bid-rigging.

In the event of breaches of the Competition Ordinance, the Competition Tribunal may make orders including: imposing a pecuniary penalty if satisfied that an entity has contravened a competition rule; disqualifying a person from acting as a director of a company or taking part in the management of a company; prohibiting an entity from making or giving effect to an agreement; modifying or terminating an agreement; and requiring the payment of damages to a person who has suffered loss or damage.

Under the Inland Revenue Ordinance, where an employer commences to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than three months after the date of commencement of such employment. Where an employer ceases or is about to cease to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than one month before such individual ceases to be employed in Hong Kong.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect to dividends paid by Hong Kong companies.

We may not be able to obtain certain benefits under the relevant tax treaty on dividends paid by future PRC subsidiaries (if any) to us through our future Hong Kong subsidiaries (if any).

The EIT Law and its implementing rules provide that dividends paid by a PRC entity to a nonresident enterprise for income tax purposes is subject to PRC withholding tax at a rate of 10%, subject to reduction by an applicable tax treaty with China. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise may be reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of the PRC enterprise. Pursuant to SAT Circular 81, a Hong Kong resident enterprise must meet the following conditions, among others, in order to apply the reduced withholding tax rate: (1) it must be a company; (2) it must directly own the required percentage of the total owner’s equity and the proportion of the voting shares in the PRC resident enterprise; and (3) it must have directly owned such required percentage in the PRC resident enterprise throughout the consecutive 12 months prior to receiving the dividends. In October 2019, the State Administration of Taxation promulgated SAT Circular 35, which became effective on January 1, 2020. SAT Circular 35 provides that nonresident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax. Instead, nonresident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities. However, according to SAT Circular 81 and SAT Circular 35, if the relevant tax authorities consider the transactions or arrangements between a PRC enterprise and a non-PRC enterprise are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future.

Since TGVC is a Delaware corporation with no subsidiaries in the PRC and Hong Kong, we do not believe that the above tax arrangements will have any effect on us at present. If we establish Hong Kong subsidiaries in the future and through such Hong Kong subsidiaries to hold future PRC subsidiaries, and rely on dividends and other distributions on equity from future PRC subsidiaries to satisfy part of our liquidity requirements, we cannot assure you that such Hong Kong subsidiaries will be able to complete the necessary filings with the relevant PRC tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by future PRC subsidiaries to future Hong Kong subsidiaries.

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

Holders

As of August 11, 2023 in accordance with our transfer agent records, there was one holder of record of TGVC Class A Common Stock, seven holders of record of TGVC Class B Common Stock, 13 holders of record of TGVC Units and two holders of record of TGVC Warrants.

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

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we are unable to complete the initial Business Combination within 24 months from the closing of the IPO, May 5, 2023; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if we are unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

We have 24 months from the closing of the IPO, until May 5, 2023 (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

On December 5, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among (i) The Flexi Group Limited, a business company with limited liability incorporated under the laws of the British Virgin Islands (the “Flexi”), (ii) The Flexi Group Holdings, Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of Flexi (“PubCo” and, together with Flexi, the “Flexi Group”), (iii) The Flexi Merger Co. Ltd., a business company with limited liability incorporated under the laws of the British Virgin Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), and (iv) Flexi Merger Co. LLC, a Delaware limited liability company and a direct wholly owned subsidiary of PubCo (“Merger Sub 2” and, Merger Sub 2, PubCo and Merger Sub 1, each, individually, an “Acquisition Entity”). On August 10, 2023, we entered into an amendment (the “First Amendment”) to the Business Combination Agreement. Capitalized terms used in this Annual Report on Form 10-K but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

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

On May 4, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”), where our stockholders approved amending (i) our then existing amended and restated certificate of incorporation and (ii) the Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Company, to extend the date by which the Company must complete a business combination for an additional six months, from May 5, 2023 to November 5, 2023 (the “Extension”). In connection with the Extension, 10,164,304 shares were tendered for redemption, which represented 88.4% of the total shares outstanding at the time of redemption, and approximately $105.6 million was released from the Trust Account to pay such redeeming stockholders. As a result of this redemption, and after $696,575 was withdrawn from the Trust Account in May 2023 for tax obligations,  approximately $13.9 million remained in the trust account as of May 31, 2023 and there are 1,335,696 shares issued and outstanding.

In connection with the Extension, in order to induce stockholders not to redeem their shares, on April 30, 2023, we and our Sponsor entered into an agreement (the ”Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (“Goldstein” and, together with Bulldog, the “Investors”) in exchange for the Investors agreeing not to redeem shares of the Company’s Class A common stock sold in the Company’s IPO (the “Public Shares”) at the Extension Meeting. The Non-Redemption Agreement provides for, among other things, the Sponsor to pay approximately $105,000 to the Investors in exchange for the Investors agreeing to hold and not redeem certain Public Shares at the Extension Meeting. In addition, in order to induce stockholders to not redeem their shares and in connection with the Extension, our sponsor will deposit an additional cash contribution of $0.04 per share per month to the Trust Account (each, a “Monthly Extension Payment”). Assuming that we will complete our initial business combination by November 5, 2023, a total of up to $320,567 from six Monthly Extension Payments will be deposited in the Trust Account by October 5, 2023. As of the date hereof, four Monthly Extension Payments, in the aggregate principal amount of $213,711.36, have been deposited into the Trust Account. Each Monthly Extension Payment will be evidenced by an unsecured promissory note (an “Extension Note”) issued by our sponsor to the Company, each in the principal amount equal to the Monthly Extension Payment. Each Extension Note will bear no interest and be payable in full upon consummation of a business combination. If we do not consummate a business combination by November 5, 2023, the Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

If the Sponsor fails to make a Monthly Extension Payment when due, (subject to a three (3) business day grace period), then we will liquidate and dissolve as soon as practicable after such date and in accordance with our Charter.

Additionally, pursuant to the Non-Redemption Agreement, the Company has agreed that until the earlier of (a) the consummation of the Company’s initial business combination; (b) the liquidation of the trust account; and (c) 24 months from consummation of the Company’s IPO, the Company will maintain the investment of funds held in the trust account in interest-bearing United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The Company has also agreed that it will not use any amounts in the trust account, or the interest earned thereon, to pay any excise tax that may be imposed on the Company pursuant to the Inflation Reduction Act (IRA) of 2022 (H.R. 5376) (the “Inflation Reduction Act”) due to any redemptions of public shares at the Extension Meeting, including in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date by the Company.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. See, Risk Factor – “If our Initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such Initial Business Combination.”

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

TG VENTURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Name	Age	Position
Pui Lan Patrick Tsang	47	Chief Executive Officer, Director and Chairman
Philip Rettger	65	Chief Financial Officer and Director
Jason Cheng Yuen Ma	42	Director
Komal Ahmad	33	Director
Michael Alexander	57	Director

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

Our sponsor purchased an aggregate of 5,050,000 placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,050,000. Each warrant is exercisable to purchase one share of common stock at $11.50 per share. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination within 24 months from the closing of the IPO. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the completion of the IPO and (iii) if we fail to consummate a business combination within 24 months from the completion of the IPO or if we liquidate prior to the expiration of the 18 month period, However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 18 month period.

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

Other potential conflicts of interest issues include:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers or directors may become an officer or director of another SPAC even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of the IPO. In fact, our CEO Patrick Tsang is an independent director of another blank check company named Model that is listed on NASDAQ. As a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months after the closing of the IPO. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement warrants held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $3,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of our initial business combination. The warrants would be identical to the placement warrants.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

Exhibit	Description
1.1	Underwriting Agreement****
2.1	Business Combination Agreement dated December 5, 2022, by and among TGVC, PubCo, Merger Sub 1, Merger Sub 2 and Flexi(1)
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation****
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 4, 2023(2)
3.4	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
4.5	Description of Securities*
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Promissory Note, dated March 16, 2023, issued to Tsangs Group Holdings Limited*
10.14	Form of Shareholder Agreement(1)
10.15	Form of Sponsor Support Agreement(1)
10.16	Form of Lock-Up Agreement(1)
10.17	Form of Registration Rights Agreement(1)
10.18	Amendment No. 2 to Investment Management Trust Agreement, dated as of May 4, 2023, by and between the Company and Continental Stock Transfer & Trust Company(2)
10.19	Non-Redemption Agreement, dated as of April 30, 2023, by and among TG Venture Acquisition Corp., Tsangs Group Holdings Limited, Bulldog Investors, LLP and Phillip Goldstein(3)
10.20	First Amendment to Business Combination Agreement, dated as of August 10, 2023, by and among the Company, Flexi, PubCo, Merger Sub 1 and Merger Sub 2(4)
14.1	Form of Code of Ethics**
23.1	Consent of Han Kun Law Offices, regarding certain PRC legal matters. (Filed herewith)
23.2	Consent of DLA Piper Hong Kong, regarding certain Hong Kong legal matters. (Filed herewith)
99.1	Form of Audit Committee Charter**
99.2	Form of Compensation Committee Charter**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.(Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.(Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(Furnished herewith)
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Annual Report on Form 10-K filed on March 29, 2023

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

(4) Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2023

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

TG Venture Acquisition Corp.

Dated: August 14, 2023	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
President and Chief Executive Officer
(Principal Executive Officer)

TG Venture Acquisition Corp.

Dated: August 14, 2023	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on August 14, 2023:

Name	Position
/s/ Pui Lan Patrick Tsang	Chief Executive Officer, Chairman and Director
Pui Lan Patrick Tsang	(Principal Executive Officer)

/s/ Philip Rettger	Chief Financial Officer and Director
Philip Rettger	(Principal Financial and Accounting Officer)

/s/ Jason Cheng Yuen Ma	Director
Jason Cheng Yuen Ma

/s/ Komal Ahmad	Director
Komal Ahmad

/s/ Michael Alexander	Director
Michael Alexander

