Form 10-K/A
period 2022-12-31
TG Venture Acquisition Corp.
filed 2023-09-29
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of March 29, 2023, the registrant had 1,335,696 shares of Class A common stock (1,335,696 of which are subject to possible redemption) and 2,889,149 shares of Class B common stock issued and outstanding.

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

Explanatory Note

This Amendment (this “Amendment”) to the annual report on Form 10-K (File No.001-41000), initially filed on March 29, 2023 and amended on August 14, 2023 (the “Original 10-K”), is being filed to update disclosure in response to comments from the Securities and Exchange Commission, most of which pertain to our sponsor being based in Hong Kong.

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

4

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

TG Venture Acquisition Corp. (the “Company” or “TG Venture”) is a blank check company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to initially focus our search on identifying a prospective target business in the technology industries in the United States and other developed countries, with a special focus within the space technology, financial technology, technology, media and telecom (“TMT”) industries and related sectors. Though our sponsor is a Hong Kong company, a majority of our management are located outside of the People’s Republic of China (the “PRC”) (including Hong Kong and Macau) and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in the PRC (including Hong Kong and Macau).

THERE ARE LEGAL AND OPERATIONAL RISKS ASSOCIATED WITH TGVC’S SPONSOR BEING BASED IN HONG KONG. SUCH RISKS COULD RESULT IN A MATERIAL CHANGE IN TGVC’S OPERATIONS AND ITS ABILITY TO CONSUMMATE A BUSINESS COMBINATION. FOR EXAMPLE, RELEVANT ORGANIZATIONS OF MAINLAND CHINA’S GOVERNMENT HAVE MADE RECENT STATEMENTS OR RECENTLY TAKEN REGULATORY ACTIONS RELATED TO CYBERSECURITY, DATA SECURITY, ANTI-MONOPOLY, AND OVERSEAS LISTINGS OF MAINLAND CHINA-BASED BUSINESSES. IN ADDITION, RELEVANT MAINLAND CHINA GOVERNMENT AGENCIES HAVE RECENTLY TAKEN ANTI-TRUST ENFORCEMENT ACTION AGAINST CERTAIN MAINLAND CHINA-BASED BUSINESSES. IF THE MAINLAND CHINA GOVERNMENT WERE TO EXPAND THE SCOPE OF SUCH ACTIONS TO REGULATE NON-MAINLAND CHINA-BASED COMPANIES, SUCH REGULATION COULD IMPACT TGVC’S ABILITY TO CONDUCT ITS BUSINESS AND ACCEPT FOREIGN INVESTMENT.

ALTHOUGH TGVC DOES NOT HAVE SUBSIDIARIES OR OPERATIONS IN MAINLAND CHINA, GIVEN HONG KONG IS A SPECIAL ADMINISTRATIVE REGION OF THE PRC AND GIVEN THE MAINLAND CHINA GOVERNMENT’S SIGNIFICANT OVERSIGHT OVER THE CONDUCT OF BUSINESS OPERATIONS IN THE PRC, THE LEGAL AND OPERATIONAL RISKS ASSOCIATED WITH OPERATING IN MAINLAND CHINA ALSO APPLY TO OPERATIONS IN HONG KONG.

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

The Sponsor is not incorporated in mainland China and none of its subsidiaries are incorporated in mainland China. It does not maintain operations in mainland China, does not generate revenues from mainland China, and does not provide services or conduct sales or marketing activities in mainland China or to residents in mainland China. As of the date of this filing, the Sponsor has not been contacted by any Chinese authorities in connection with the operation of TGVC’s business or consummation of the Business Combination. However, we have significant ties to China, because the Sponsor is a Hong Kong company.

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

If the Sponsor (i) fails to receive or maintain any required permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and the Sponsor is required to obtain such permissions or approvals in the future, it may result in additional costs and expenses incurred by the Sponsor and/or us to ensure compliance or to pay applicable fines or sanctions, or to comply with other orders or regulatory actions, and we and/or the Sponsor may no longer be permitted to continue their current business operations, which could adversely affect their financial condition and results of operations, or even our ability to consummate the Business Combination. In addition, if any or all of the foregoing were to occur, this could significantly limit or completely hinder the post Business Combination entity’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

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

Pursuant to the Basic Law, national laws of the PRC shall not be applied in Hong Kong, except for those relating to defense, foreign affairs and other matters outside the autonomy of Hong Kong, which may be listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. While the National People’s Congress of the People’s Republic of China (the “National People’s Congress”) has the power to amend the Basic Law, the Basic Law expressly provides that no amendment to the Basic Law shall contravene the established basic policies of the PRC regarding Hong Kong. As a result, national laws of the PRC not listed in Annex III of the Basic Law (and any regulatory notices issued pursuant to those national laws) do not apply in Hong Kong. Nonetheless, the legal and operations risks associated with operating in mainland China apply to companies with operations in Hong Kong.

Since our Sponsor is based in Hong Kong, a Special Administrative Region of China, there is no guarantee that certain existing or future laws of the PRC will not become applicable to a company such as us. For more information, see “Risk Factors—Risks Related to Acquiring or Operating Businesses in the PRC, including Hong Kong - We may, in the future, face legal or operational risks associated with our Sponsor being based in Hong Kong, which could result in a material change in our operations and jeopardize our ability to consummate a business combination.”

Given the PRC government’s significant oversight over the conduct of business operations in mainland China and in Hong Kong, and in light of (a) China’s recent extension of authority into Hong Kong and (b) the fact that rules and regulations in China can change quickly with little or no advance notice, there are risks and uncertainties that we and the Sponsor cannot foresee at this time. For example, (i) the government of Hong Kong may (x) enact similar laws and regulations to those in mainland China, which may seek to exert control over business combinations conducted by Hong Kong-based entities or sponsors or (y) implement laws on such business activities to be more aligned with mainland China, and (ii) certain PRC laws and regulations may become applicable in Hong Kong in the future. To the extent that any PRC laws and regulations become applicable to us or the Sponsor, we or the Sponsor may be subject to the risks and uncertainties associated with the evolving laws and regulations of the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no notice. If certain PRC laws and regulations, including existing laws and regulations and those enacted or promulgated in the future, were to become applicable to companies such as us or the Sponsor in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition, results of operations, and prospects, our ability to consummate the Business Combination and our ability to offer securities to investors, any of which may, in turn, cause the value of our securities to significantly decline or become worthless.

Relevant organizations of the PRC government have made recent statements or recently taken regulatory actions related to cybersecurity, data security, anti-monopoly, and overseas listings of PRC-based businesses. For example, in addition to the Data Security Law of the People’s Republic of China (the “Data Security Law”) and the Measures for Cybersecurity Review issued by the Cyberspace Administration of China (“CAC”) that became effective on February 15, 2022 (the “Cybersecurity Review Measures”), relevant PRC government agencies have recently taken anti-trust enforcement action against certain PRC-based businesses. Our management understands that such enforcement action was taken pursuant to the PRC Anti-Monopoly Law that applies to monopolistic activities in domestic economic activities in mainland China and monopolistic activities outside mainland China that eliminate or restrict market competition in mainland China. In addition, in July 2021, the PRC government provided new guidance on PRC-based companies raising capital outside of the PRC, including through arrangements called VIEs. In light of such developments, the SEC has imposed enhanced disclosure requirements on PRC-based companies seeking to register securities with the SEC. To date, the Cybersecurity Review Measures have not impacted our ability to conduct our business, accept foreign investment or list our securities on the Nasdaq because neither we nor the Sponsor are PRC-based businesses and because neither we nor the Sponsor engage in the types of activities regulated by the Cybersecurity Review Measures. However, if the PRC government were to expand the scope of the Cybersecurity Review Measures to regulate non- PRC-based companies, such regulation could impact our ability to conduct our business and accept foreign investment.

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

Changes in the policies, regulations, rules and the enforcement of laws of the PRC government may be made quickly with little or no advance notice. Recent statements by the PRC government have indicated an intent of that government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in PRC-based issuers. The PRC government may intervene or influence the operations of PRC-based issuers at any time, and may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers.

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

Although we are a Delaware corporation, the Sponsor is a Hong Kong company and certain of our directors and officers are nationals or residents of jurisdictions other than the United States and most of their assets are located outside of the United States. As a result, it may be difficult or impossible for our stockholders to effect service of process upon the Sponsor, us or our managements inside China, or to obtain swift and equitable enforcement of laws that do exist or to obtain enforcement of the judgment of one court by a court of another jurisdiction. See “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” under the subheading “Our Stockholders may experience difficulties in effecting service of legal process in the U.S. and enforcing civil liabilities in mainland China or Hong Kong against us, the Sponsor and certain of their directors and officers.” on page 35 and the section “Enforceability of Civil Liabilities” on page 51.

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

No Permission Required from the Chinese Authorities for the Business Combination

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

We have committed not to undertake our initial business combination with any entity that is based in, located in or has its principal business operations in the PRC, and we have conducted a target search outside of the PRC.

The Sponsor is not incorporated in mainland China and none of its subsidiaries are incorporated in mainland China. It does not maintain operations in mainland China, does not generate revenues from mainland China, and does not provide services or conduct sales or marketing activities in mainland China or to residents in mainland China. None of the Sponsor’s officers and directors are located in mainland China. As of the date of this filing, the Sponsor has not been contacted by any Chinese authorities in connection with the operation of our business or the consummation of the Business Combination.

Flexi is a British Virgin Islands company. Cash of the surviving entity of the business combination with Flexi (“PubCo”)is expected to be primarily held by that entity and its subsidiaries located in Hong Kong, Singapore, Malaysia, Australia and Vietnam, and it does not believe that there are any significant restrictions on its ability to distribute these funds to PubCo from their respective distributable profits or other distributable reserves in accordance with applicable laws. While PubCo does not currently have any mainland China subsidiaries, there would be restrictions on the ability of any future mainland China subsidiaries to pay dividends under mainland China laws and regulations. In particular, any of PubCo’s future mainland China subsidiaries would be permitted to pay dividends only out of their respective accumulated after-tax profits after making up losses as determined in accordance with mainland China accounting standards and regulations. In addition, any of PubCo’s future mainland China subsidiaries would be required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds could not be distributed to PubCo as dividends. At its discretion, any future mainland China subsidiary could allocate a portion of its after-tax profits based on mainland China accounting standards to a discretionary common reserve.are incorporated in mainland China. It does not maintain operations in mainland China, does not generate revenues from mainland China, and does not provide services or conduct sales or marketing activities in mainland China or to residents in mainland China. As of the date of this filing, Flexi has not been contacted by any Chinese authorities in connection with consummation of the Business Combination.

On February 17, 2023, the CSRC published the Overseas Listing Filing Rules, which became effective on March 31, 2023 and regulate both direct and indirect overseas offering and listing of mainland China-based companies by adopting a filing-based regulatory regime. According to the Overseas Listing Filing Rules, if the issuer meets the Criteria for CSRC Filing, the overseas securities offering and listing conducted by such issuer shall be deemed as an indirect overseas offering and listing: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China. As of the date of this filing, none of the Company, the Sponsor or Flexi, whether prior to or after the consummation of the Business Combination, meet the Criteria for CSRC Filing.

As of the date of this filing, neither our operations nor our ability to consummate the Business Combination are affected by the Sponsor being based in Hong Kong because our operations do not consist of prohibited activities under the applicable Hong Kong laws and are generally not restricted.

On December 28, 2021, CAC, together with certain other mainland China government authorities, jointly released the revised Measures for Cybersecurity Review, which took effect on February 15, 2022. Pursuant to the revised Measures for Cybersecurity Review, (i) operators of critical information infrastructure (“CIIO”), that intend to purchase network products and services and online platform operators that conduct data processing activities, in each case that affect or may affect national security, must be subject to the cybersecurity review, (ii) operators of network platforms seeking listing abroad that are in possession of more than one million users’ personal data must apply for the cybersecurity review, and (iii) relevant mainland China government authorities may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security. The revised Measures for Cybersecurity Review set out certain general factors that would be the focus in assessing the national security risk during a cybersecurity review, including without limitation, risks of influence, control or malicious use of critical information infrastructure, core data, important data or large amounts of personal information by foreign governments in relation to listing abroad. As of the date of this filing, none of the Company, the Sponsor, or Flexi conduct data processing activities in mainland China, possess personal data of more than one million users, or have received any regulatory notice that identifies it as a CIIO from any mainland China governmental authority.

In addition, neither we nor the Sponsor have triggered any of the following thresholds (“Thresholds”) or intend to transfer any personal data outside of mainland China: (i) processing the personal data of more than one million data subjects; (ii) transferring the personal data of more than 100,000 data subjects outside of mainland China since January 1 of the preceding year; or (iii) transferring the sensitive personal data of more than 10,000 data subjects outside of mainland China since January 1 of the preceding year. Thus, we are not subject to the security assessment of cross-border transfer of data under the Measures for the Security assessment of Cross-border Transfer of Data issued by CAC on July 7, 2022, and do not face the attendant potential impact on the ability to continue its operations or consummate a business combination.

If the Sponsor in the future triggers any of the Thresholds that are under the scrutiny of CAC or any other governmental agency, or if the Sponsor in the future intends to transfer any personal data or data that, if disclosed, leaked destroyed, illegally obtained or used, may affect national security and public interests (“Important Data”), outside of mainland China, then it must pass the security assessment organized by CAC and obtain the CAC’s approval. Currently, the Sponsor does not believe that it possesses any personal data or Important Data; however, if the Sponsor suspects that it may possess any Important Data or highly sensitive data, a further assessment is needed. In addition, if the Sponsor in the future operates a network platform in mainland China with more than one million individual users, it must apply with the CAC and pass a cybersecurity review if it plans an initial public offering or plans to list overseas.

Our legal counsel in mainland China, Han Kun Law Offices, has advised that, as of the date of this filing, neither we nor the Sponsor is required to obtain permissions or approvals from the CSRC, the CAC, or any other mainland China governmental agency to operate TGVC’s business and to consummate the Business Combination. This conclusion is based on the fact that (i) we are a Delaware corporation without subsidiaries, operations and revenues in mainland China, and have committed not to undertake our initial business combination with any entity that is based in, located in or has its principal business operations in China (including Hong Kong and Macau), and it has conducted a target search outside of China, (ii) the Sponsor is a Hong Kong company without subsidiaries, operations and revenues in mainland China, (iii) Flexi is a British Virgin Islands company without subsidiaries, operations and revenues in mainland China, and only some of Flexi’s business operations are conducted in Hong Kong through its Hong Kong subsidiary, and (iv) pursuant to the Basic Law, national laws of mainland China shall not be applied in Hong Kong except for those listed in Annex III of the Basic Law (which is confined to laws relating to defense and foreign affairs, as well as other matters outside the autonomy of Hong Kong). However, since mainland China governmental agencies have certain discretion in administration, interpretation and enforcement of the laws and regulations of mainland China, and in light of the recent statements and regulatory actions by mainland China governmental agencies, such as those related to the administration over illegal securities activities and the supervision on overseas listings by mainland China-based companies, we and the Sponsor may become subject to the risks of the uncertainty of any future regulatory actions of mainland China governmental agencies. In addition, Flexi may also become subject to the laws and regulations of mainland China to the extent that they commence business and customer facing operations in mainland China as a result of any future partnership, acquisition, expansion, or organic growth. Furthermore, Our Hong Kong legal counsel, DLA Piper Hong Kong, has advised that, as of the date of this filing, neither we nor the Sponsor is required to obtain permissions or approvals from any Hong Kong governmental agency to operate our business or to consummate the Business Combination.

If the Sponsor (i) fails to receive or maintain any required permissions or approvals, (ii) inadvertently concludes that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and the Sponsor is required to obtain such permissions or approvals in the future, it may result in additional costs and expenses incurred by the Sponsor and/or us to ensure compliance or to pay applicable fines or sanctions, or to comply with other orders or regulatory actions, and we and/or the Sponsor may no longer be permitted to continue their current business operations, which could adversely affect their financial condition and results of operations, or even our ability to consummate the Business Combination. In addition, if any or all of the foregoing were to occur, this could significantly limit or completely hinder the post Business Combination’s entity ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless

Industry Opportunity

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

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement and the Proxy Statement on Schedule 14A as initially filed with the SEC on April 10, 2023 and as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For a detailed discussion of the risks related to Flexi and the Flexi business combination, please see the Registration Statement on Form F-4 that The Flexi Group Holdings, Ltd./PubCo filed with the SEC on June 13, 2023 and as amended.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our Initial Business Combination in the prescribed time frame, including the Flexi business combination;

●	our expectations around the performance of a prospective target business, such as Flexi, or businesses may not be realized;

●	If our Sponsor makes untimely or is unable to make specified monthly payments in connection with the extension of time within which we must complete an initial business combination, we will liquidate and dissolve as soon as practicable after such date and in accordance with our Charter.

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our Initial Business Combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our Initial Business Combination;

●	we may not be able to obtain additional financing to complete our Initial Business Combination, including the Flexi business combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our Initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the Initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	our financial performance following an Initial Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an Initial Business Combination, which could increase the costs associated with completing our Initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination;

●	in the event that the Flexi business combination is not completed and we seek alternative targets, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination;

●	if we cannot complete the initial business combination with Flexi, we may attempt to complete our Initial Business Combination with a private company, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an Initial Business Combination;

●	since our Initial Shareholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations;

●	the value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the Combination Period (as hereinafter defined), our Public Shareholders may receive only approximately $10.83 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an Initial Business Combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an Initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an Initial Business Combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an Initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we may be subject to PRC political and economic regulations, which may delay our ability to consummate a business combination or prevent it completely.

●	Our sponsor is located in Hong Kong and therefore our business, financial condition, results of operations, and prospects may be materially and adversely affected if certain additional PRC laws and regulations become applicable to us. We may be subject to the risks and uncertainties associated with the evolving laws and regulations in the PRC, their interpretation and implementation, and the legal and regulatory system in the PRC more generally, including with respect to the enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. For a more complete discussion, see “Risk Factors—The PRC government may intervene in or influence the operations of PRC-based issuers at any time and may exert control over offerings conducted overseas and foreign investment in PRC-based issuers. If the PRC government determines that TGVC or the Sponsor is a PRC-based issuer, the PRC government would be able to intervene in and influence TGVC’s and the Sponsor’s operations at any time and such governmental or regulatory interference could result in a material change in TGVC’s operations and its ability to consummate the Business Combination and/or the value of the Public Shares. Additionally, PRC governmental and regulatory interference could significantly limit or completely hinder TGVC’s ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless” on page 46 of this report;

●	The M&A Rules and certain other regulations of mainland China establish certain procedures for some acquisitions of mainland China-based companies by foreign investors that could make it more difficult for PubCo to pursue growth through future acquisitions in mainland China. For a more complete discussion, see “Risk Factors—The M&A Rules and certain other regulations of mainland China establish certain procedures for some acquisitions of mainland China-based companies by foreign investors that could make it more difficult for us to pursue growth through future acquisitions in mainland China” on page 49 of this report;

●	Interpretation of mainland China laws and their implementation in Hong Kong involve uncertainty. For a more complete discussion, see “Risk Factors—Interpretation of mainland China laws and their implementation in Hong Kong involve uncertainty” on page 50 of this report;

●	The mainland China government may issue further restrictive measures in the future that could adversely affect our business and prospects. For a more complete discussion, see “Risk Factors—The mainland China government may issue further restrictive measures in the future that could adversely affect our business and prospects” on page 51 of this report;

●	The Hong Kong legal system embodies uncertainties which could limit the legal protections available to us. For a more complete discussion, see “Risk Factors——The Hong Kong legal system embodies uncertainties which could limit the availability of legal protections” on page 45 of this report;

●	We face legal and operational risks associated with the Sponsor being based in Hong Kong, which could result in a material change in our operations and jeopardize our ability to consummate the Business Combination. For a more complete discussion, see “Risk Factors—We may, in the future, face legal and operational risks associated with the Sponsor being based in Hong Kong, which could result in a material change in our operations and jeopardize our ability to consummate the Business Combination” on page 45 of this report;

●	Our business, financial condition and results of operations, the value of our Common Stock, our ability to offer or continue to offer securities to investors, and/or our ability to consummate a business combination may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company like ours. For a more complete discussion, see “Risk Factors—Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us” on page 43 of this report;

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

Risks Related to Acquiring or Operating Businesses in the PRC, including Hong Kong

Our company currently does not have any operations in mainland China, we are a Delaware corporation, Flexi is a business company with limited liability incorporated under the laws of the British Virgin Islands and if the business combination with Flexi does not close, we do not plan to undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). However, our sponsor and certain members of our board of directors and management have significant business ties to or are based in Hong Kong. If certain PRC laws and regulations become applicable to a company such as us in the future, the application of such laws and regulations may have a material adverse impact on our business, financial condition and results of operations and our ability to offer or continue to offer securities to investors, any of which may cause the value of our Common Stock to significantly decline or become worthless.

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

The PRC government has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China in an initial business combination. If we consummate an initial business combination with a company based in China, we may rely on dividends and other distributions from our future operating company in China to provide us with cash flow and to meet our other obligations. Such payments would be subject to restrictions on dividends as current regulations in China would permit any potential future  PRC operating company to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, any potential future operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. Each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. In addition, if any potential future operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

In addition, we may be subject to restrictions on currency exchange as the PRC government may limit or eliminate our ability to utilize cash generated in Renminbi, or RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a company in China, exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, any potential future PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to any potential future PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

Political risks associated with the Sponsor being a Hong Kong entity

Since our sponsor is a Hong Kong entity, our business operations and financial conditions may be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law (the “Hong Kong Basic Law” or the “Basic Law”), namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If we complete a business combination with an entity that conducts operations in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, HongKong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and Former President Trump signed an executive order and Hong Kong Autonomy Act (“HKAA”) to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our Common Stock could be adversely affected.

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

If we are deemed to be an unregistered company under the Investment Company Act of 1940, as amended (“Investment Company Act”),, we may have to liquidate all of our assets.

There is uncertainty whether special purpose acquisition companies, such as the Company, could become subject to regulation under the Investment Company Act.  The longer that the funds in the Trust Account are held in U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company than if such assets were held as cash. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, the Public Stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our ordinary shares and warrants following such a transaction, and our warrants would expire worthless.

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

Although we do not have business operations in the PRC, our sponsor is a Hong Kong entity. The PRC government currently does not exert direct influence and discretion over the manner in which we conduct our business activities outside of mainland China, however, there is no guarantee that we will not be subject to such direct influence or discretion in the future due to changes in laws or other unforeseeable reasons or as a result of our future expansion or acquisition of operations in mainland China. See “- Our business, financial condition and results of operations, and/or the value of our Common Stock or our ability to offer or continue to offer securities to investors may be materially and adversely affected to the extent the laws and regulations of the PRC become applicable to a company such as us.”

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

The laws and regulations in the PRC continue to evolve, and their enactment timetable, interpretation and implementation involve significant uncertainties. Accordingly, the Sponsor may be subject to the risks and uncertainties associated with the legal system in the PRC, including with respect to het enforcement of laws and the possibility of changes of rules and regulations with little or no advance notice. If, prior to the expiration of the Combination Period, certain PRC laws and regulations were to become applicable in Hong Kong, the application of such laws and regulations may have a material impact on the Sponsor’s business, financial condition and results of operations, as well as the Sponsor’s ability to provide interim funding for TGVC expenses, fulfill its contractual commitments to TGVC or vote its shares of TGVC Class B Common Stock, any of which could jeopardize TGVC’s ability to consummate a Business Combination.

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

The M&A Rules and certain other regulations of mainland China establish certain procedures for some acquisitions of mainland China-based companies by foreign investors that could make it more difficult for PubCo to pursue growth through future acquisitions in mainland China.

On  August 8, 2006, six mainland China governmental agencies, including the Ministry of Commerce (“MOFCOM ”) jointly issued the Rules on Mergers and Acquisitions of Domestic Enterprise by Foreign Investors (the “M&A Rules”), which took effect on September 8, 2006, and were amended on June 22, 2009. The M&A Rules and other recently adopted regulations and rules concerning mergers and acquisitions established certain procedures and requirements for merger and acquisition activities by foreign investors in mainland China. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a domestic enterprise in mainland China, if any important industry is concerned, such transaction involves factors that impact or may impact national economic security, or such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or a mainland China time-honored brand. In addition, the M&A Rules require an overseas special purpose vehicle formed for listing purposes through acquisitions of domestic companies and controlled by mainland China persons or entities to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. TGVC’s legal counsel in mainland China, Han Kun Law Offices, has advised that based on its understanding of the current laws and regulations of mainland China, approval of the CSRC under the M&A Rules may not be required for TGVC and the Sponsor to consummate the Business Combination, given that: ( i) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like TGVC’s under this prospectus are subject to the M&A Rules, (ii) we are a Delaware corporation without subsidiaries, operations and revenues in mainland China, and have committed not to undertake its initial business combination with any entity that is based in, located in or has its principal business operations in China (including Hong Kong and Macau), and we have conducted a target search outside of China, (iii) the Sponsor is a Hong Kong company without subsidiaries, operations and revenues in mainland China, and (iv) Flexi is a British Virgin Islands company without subsidiaries, operations and revenues in mainland China, and only some of Flexi’s business operations are conducted in Hong Kong through its Hong Kong subsidiary. However, our counsel in mainland China has further advised that there remains some uncertainty as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant mainland China government agencies, including the CSRC, would reach the same conclusion as our counsel in mainland China.

  In addition, in 2011, the General Office of the State Council of the People’s Republic of China promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“Circular 6”), which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, effective in September 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire “de facto control” of domestic enterprises with “national security” concerns. Under the foregoing MOFCOM regulations,

MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to a security review, it will submit such transaction to the Inter-Ministerial Panel, an authority established under Circular 6 led by the National Development and Reform Commission, or NDRC, and MOFCOM under the leadership of the State Council of the People’s Republic of China, to carry out security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through holding shares on behalf of others, trusts, reinvestment at multiple levels, leases, loans, control through contractual arrangements or offshore transactions.

  On December 19, 2020, the NDRC and MOFCOM jointly promulgated the Measures on the Security Review of Foreign Investment, effective on January 18, 2021, setting forth provisions concerning the security review mechanism on foreign investment, including the types of investments subject to review, and the scope and procedures for review, among others. The Office of the Working Mechanism of the Security Review of Foreign Investment (the “Office of the Working Mechanism”) will be established under the NDRC, which will lead the task together with MOFCOM. Foreign investors or relevant parties in mainland China must declare the security review to the Office of the Working Mechanism prior to the investments in or obtaining control over enterprises in certain industries, including among others, important cultural products and services, important information technology and internet products and services, important financial services, key technologies and other important fields relating to national security.

In the future, after consummation of the Business Combination, the surviving entity may grow its business by acquiring complementary businesses in mainland China, although it has no current plans or intensions to do so. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming and costly, and any required approval processes, including obtaining approval from mainland China governmental agencies may delay or inhibit the entity’s ability to complete such transactions; if they fail to comply with such requirements, it may be subject to penalty, including but not limited to, a fine.

Interpretation of mainland China laws and their implementation in Hong Kong involve uncertainty.

Mainland China’s legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the mainland China government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, because these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of mainland China’s laws and regulations involves a degree of uncertainty. Some of these laws may be changed with little advance notice, without immediate publication or may be amended with retroactive effect.

On June 30, 2020, mainland China’s top legislature unanimously passed a new National Security Law for Hong Kong (the “Hong Kong National Security Law”) that was enacted on the same day. Similar to mainland China’s laws and regulations, the interpretation of the Hong Kong National Security Law involves a degree of uncertainty.

Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than its competitors, particularly if a competitor has long been established in the locality and has developed a relationship with such agency. In addition, any litigation may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of Flexi’s land use rights, entitlements under its permits and other statutory and contractual rights and interests.

The mainland China government may issue further restrictive measures in the future that could adversely affect our business and prospects.

We cannot assure you that the mainland China government will not issue further restrictive measures in the future. To the extent that we commence business and operations in mainland China as a result of any future partnership, acquisition, expansion, or organic growth, or to the extent that the mainland China government determines that additional mainland China rules and regulations should apply in Hong Kong, the mainland China government’s restrictive regulations and measures could increase our existing and future operating costs in adapting to these regulations and measures, limit its access to capital resources or even restrict its existing and future business operations, which could adversely affect its business and prospects.

ENFORCEABILITY OF CIVIL LIABILITIES

The Sponsor is a Hong Kong company and certain of our directors and officers are nationals or residents of jurisdictions other than the United States and most of their assets are located outside the United States. As a result, it may be difficult, or in some cases impossible, for our shareholders to effect service of process within the United States upon these individuals, to bring an action against the Sponsor or these individuals in the United States, or to enforce against the Sponsor or these individuals judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

The following table provides the country of citizenship and current residence for each of TGVC’s officers and directors.

Officer/Director	Country of Citizenship	Country of Current Residence
Pui Lan Patrick Tsang	Ireland	United Arab Emirates
Philip Rettger	United States	United States
Jason Cheng Yuen Ma	United States	United States
Komal Ahmad	United States	United States
Michael Alexander	Australia	Australia

The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of U.S. courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

The recognition and enforcement of foreign judgments are provided for under the Civil Procedures Law. Mainland China courts may recognize and enforce foreign judgments in accordance with the requirements of the Civil Procedures Law based either on treaties between mainland China and the country where the judgment is made or on principles of reciprocity between jurisdictions. The PRC does not have any treaties or other forms of written arrangements with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the Civil Procedures Law, mainland China courts will not enforce a foreign judgment against our or the Sponsor’s directors and officers if they decide that the judgment violates the basic principles of mainland China laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a mainland China court would enforce a judgment rendered by a court in the U.S. Recognition and enforcement in mainland China of judgments of U.S. courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

There is also uncertainty as to whether the courts of Hong Kong would enforce in Hong Kong, in original actions or in actions for enforcement, judgments of United States courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any state or territory within the United States. There are currently no treaties or other arrangements providing for reciprocal enforcement of foreign judgments between Hong Kong and the United States. A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (i) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (ii) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or € the judgment was in conflict with a prior Hong Kong judgment.

Due to the lack of reciprocity and treaties between the U.S., on the one hand, and the PRC, on the other hand, and the additional time and cost constraints in order to enforce judgments obtained in U.S. courts based upon the civil liability provisions of U.S. federal securities laws in the PRC, our shareholders and, after the consummation of the Business Combination, the public entity’s shareholders, may experience difficulties in effecting service of legal process in the U.S. and enforcing civil liabilities in the PRC against the Sponsor and certain of our directors and officers.

We have appointed Pui Lan Patrick Tsang, with an office located at 1390 Market Street, Suite 200, San Francisco, CA 94102, as our agent upon whom process may be served in any action brought against it under the securities laws of the United States.

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

Holders

As of March 29, 2023 in accordance with our transfer agent records, there was one holder of record of TGVC Class A Common Stock, seven holders of record of TGVC Class B Common Stock, 13 holders of record of TGVC Units and two holders of record of TGVC Warrants.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

Exhibit	Description
1.1	Underwriting Agreement****
2.1	Business Combination Agreement dated December 5, 2022, by and among TGVC, PubCo, Merger Sub 1, Merger Sub 2 and Flexi(1)
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation****
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 4, 2023(2)
3.4	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
4.5	Description of Securities*
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Promissory Note, dated March 16, 2023, issued to Tsangs Group Holdings Limited*
10.14	Form of Shareholder Agreement(1)
10.15	Form of Sponsor Support Agreement(1)
10.16	Form of Lock-Up Agreement(1)
10.17	Form of Registration Rights Agreement(1)
10.18	Amendment No. 2 to Investment Management Trust Agreement, dated as of May 4, 2023, by and between the Company and Continental Stock Transfer & Trust Company(2)
10.19	Non-Redemption Agreement, dated as of April 30, 2023, by and among TG Venture Acquisition Corp., Tsangs Group Holdings Limited, Bulldog Investors, LLP and Phillip Goldstein(3)
10.20	First Amendment to Business Combination Agreement, dated as of August 10, 2023, by and among the Company, Flexi, PubCo, Merger Sub 1 and Merger Sub 2(4)
14.1	Form of Code of Ethics**
23.1	Consent of Han Kun Law Offices, regarding certain PRC legal matters(5)
23.2	Consent of DLA Piper Hong Kong, regarding certain Hong Kong legal matters(5)
99.1	Form of Audit Committee Charter**
99.2	Form of Compensation Committee Charter**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.(Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.(Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(Furnished herewith)
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(5) Incorporated by reference to the Annual Report on Form 10-K/A filed on August 14, 2023

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

TG Venture Acquisition Corp.

Dated: September 29, 2023	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
President and Chief Executive Officer
(Principal Executive Officer)

TG Venture Acquisition Corp.

Dated: September 29, 2023	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on September 29, 2023:

Name	Position
/s/ Pui Lan Patrick Tsang	Chief Executive Officer, Chairman and Director
Pui Lan Patrick Tsang	(Principal Executive Officer)

/s/ Philip Rettger	Chief Financial Officer and Director
Philip Rettger	(Principal Financial and Accounting Officer)

/s/ Jason Cheng Yuen Ma	Director
Jason Cheng Yuen Ma

/s/ Komal Ahmad	Director
Komal Ahmad

/s/ Michael Alexander	Director
Michael Alexander

