Form 10-Q
period 2023-09-30
TG Venture Acquisition Corp.
filed 2023-11-13
CIK 1865191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒No ☐

As of November 13, 2023, there were 926,170 shares of the Class A Common Stock, par value $0.0001 per share, and 2,889,149 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

TG VENTURE ACQUISITION CORP.
Form 10-Q For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TG VENTURE ACQUISITION CORP.

 CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$8,992	$147,020
Due from related party	267,137	—
Prepaid expenses	42,500	140,692
Total Current Assets	318,629	287,712

Cash and investments held in Trust Account	14,632,141	118,956,557
TOTAL ASSETS	$14,950,770	$119,244,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,639,089	$1,455,616
Due to related parties	10,220	106,215
Advance from related party	267,137	—
Promissory note – related party	469,000	—
Excise tax payable	1,056,197	—
Income tax payable	432,081	268,239
Total Current Liabilities	5,873,724	1,830,070
TOTAL LIABILITIES	5,873,724	1,830,070

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 1,335,696 and 11,500,000 shares at a redemption value of $10.91 and $10.29 per share at September 30, 2023 and December 31, 2022, respectively	14,567,407	118,309,040

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 57,500 shares issued and outstanding (excluding 1,335,696 and 11,500,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	6	6
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 2,889,149 shares issued and outstanding at September 30, 2023 and December 31, 2022	289	289
Additional paid-in capital	—	1,035,565
Accumulated deficit	(5,490,656)	(1,930,701)
TOTAL STOCKHOLDERS’ DEFICIT	(5,490,361)	(894,841)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,950,770	$119,244,269

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$912,493	$225,976	$3,436,700	$724,512
Loss from operations	(912,493)	(225,976)	(3,436,700)	(724,512)

Other income:
Interest income on cash and investments held in Trust Account	187,420	529,287	2,207,527	656,858
Total other income	187,420	529,287	2,207,527	656,858

(Loss) income before provision for income taxes	(725,073)	303,311	(1,229,173)	(67,654)
Provision for income taxes	28,859	68,992	432,081	70,480
Net (loss) income	$(753,932)	$234,319	$(1,661,254)	$(138,134)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,335,696	11,557,500	6,399,232	11,557,500
Basic and diluted net (loss) income per common share, Class A common stock subject to possible redemption	$(0.18)	$0.02	$(0.18)	$(0.01)

Basic and diluted weighted average shares outstanding, Class B common stock	2,889,149	2,889,149	2,889,149	2,889,149
Basic and diluted net (loss) income per common share, Class B common stock	$(0.18)	$0.02	$(0.18)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	57,500	$6	2,889,149	$289	$1,035,565	$(1,930,701)	$(894,841)
Accretion to Common Stock Subject to Redemption	—	—	—	—	(939,298)	—	(939,298)
Net loss	—	—	—	—	—	(280,912)	(280,912)
Balance as of March 31, 2023 (Unaudited)	57,500	6	2,889,149	289	96,267	(2,211,613)	(2,115,051)
Accretion to Common Stock Subject to Redemption	—	—	—	—	(96,267)	(573,662)	(669,929)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(1,056,197)	(1,056,197)
Sponsor payment to Investors (non-redemption agreements)	—	—	—	—	(105,000)	—	(105,000)
Capital contribution from non-redemption agreements	—	—	—	—	105,000	—	105,000
Net loss	—	—	—	—	—	(626,410)	(626,410)
Balance as of June 30, 2023 (Unaudited)	57,500	6	2,889,149	289	—	(4,467,882)	(4,467,587)
Accretion to Common Stock Subject to Redemption	—	—	—	—	—	(268,842)	(268,842)
Net loss	—	—	—	—	—	(753,932)	(753,932)
Balance as of September 30, 2023 (Unaudited)	57,500	$6	2,889,149	$289	$—	$(5,490,656)	$(5,490,361)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	57,500	$6	2,889,149	$289	$2,044,605	$(1,073,167)	$971,733
Net loss	—	—	—	—	—	(261,691)	(261,691)
Balance as of March 31, 2022 (Unaudited)	57,500	6	2,889,149	289	2,044,605	(1,334,858)	710,042
Net loss	—	—	—	—	—	(110,762)	(110,762)
Balance as of June 30, 2022 (Unaudited)	57,500	6	2,889,149	289	2,044,605	(1,445,620)	599,280
Accretion to Common Stock Subject to Redemption	—	—	—	—	(265,087)	—	(265,087)
Net income	—	—	—	—	—	234,319	234,319
Balance as of September 30, 2022 (Unaudited)	57,500	$6	2,889,149	$289	$1,779,518	$(1,211,301)	$568,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

TG VENTURE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,661,254)	$(138,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,207,527)	(656,858)
Changes in current assets and current liabilities:
Prepaid assets	98,192	315,269
Accounts payable and accrued expense	2,183,473	(7,623)
Due to related parties	(95,995)	4,005
Due from related party	(267,137)	—
Advance from related party	267,137	—
Income tax payable	163,842	70,480
Net cash used in operating activities	(1,519,269)	(412,861)

Cash flows from investing activities:
Deposit in Trust for extension payments	(267,137)	—
Cash withdrawn from Trust Account for tax obligations	1,179,378	—
Cash withdrawn from Trust Account in connection with redemption	105,619,702	—
Net cash provided by investing activities	106,531,943	—

Cash flows from financing activities:
Proceeds from promissory note – related party	469,000	—
Redemption of common stock	(105,619,702)	—
Net cash used in financing activities	(105,150,702)	—

Net change in cash	(138,028)	(412,861)
Cash, beginning of the period	147,020	664,626
Cash, end of the period	$8,992	$251,765

Supplemental disclosure of non-cash financing activities:
Accretion to Common Stock Subject to Redemption	$1,878,069	$265,087
Excise tax payable attributable to redemption of common stock	$1,056,197	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 8, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”).

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

Following the closing of the IPO on November 5, 2021, $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation: (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of this offering November 5, 2023 (See Note 9, Subsequent Events); or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if the Company is unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

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

The Company has 24 months from the closing of the IPO until November 5, 2023 to complete the initial Business Combination (the “Combination Period”) (See Note 9, Subsequent Events). In connection with the Extension (defined below), the Sponsor will deposit monthly extension payments into the Trust Account on each of May 5, 2023 and on the 5th day of each subsequent month until November 5, 2023. As of the date hereof, six monthly extension payments, in the aggregate principal amount of $320,564, have been deposited into the Trust Account. As such, the termination date was extended to December 5, 2023. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Amendments to Business Combination Agreement

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

Termination Rights

The Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of the Company and Flexi, (ii) if the consummation of the Transactions is prohibited by governmental order, (iii) if the Closing has not occurred on or before November 5, 2023, (iv) in connection with a breach of a representation, warranty, covenant or other agreement by Flexi or the Company which is not capable of being cured or is not cured within 30 days after receipt of notice of such breach, (v) by either the Company or Flexi if the board of directors of the other party publicly changes its recommendation with respect to the Business Combination Agreement and Transactions and related shareholder approvals under certain circumstances detailed in the Business Combination Agreement, (vi) by either the Company or Flexi if the Shareholder Meeting is held and the Company Shareholder Approval is not received, (vii) by the Company if the requisite Company Audited Financial Statements and PCAOB-compliant unaudited financials of Flexi for the first, second and third quarters of 2022 (to the extent required in accordance with the Business Combination Agreement) have not been delivered by January 4, 2023, with respect to the first and second quarters, and January 16, 2023, with respect to the third quarter, or (viii) by the Company if Flexi does not receive the written consent of its shareholders to the Business Combination Agreement and related approvals within five business days after the F-4 Registration Statement has become effective. The shareholder approval received at the Special Meeting of Shareholders held on May 4, 2023, effectively extended the date that the Closing must occur to November 5, 2023. (See Note 9, Subsequent Events)

None of the parties to the Business Combination Agreement are required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Business Combination Agreement. However, each party will remain liable for willful and material breaches of the Business Combination Agreement prior to termination.

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

Shareholder Approval – Charter Amendments

The Company held a special meeting of stockholders (the “Special Meeting”) on May 4, 2023. At the Special Meeting, shareholders approved the following proposals:

Proposal No. 1 — The Charter Amendment Proposal — to amend our Amended and Restated Certificate of Incorporation (our “Charter”) to extend the time period we have to consummate a business combination (the “Combination Period”) for an additional six months, from May 5, 2023 to November 5, 2023 (such new date, the “Extended Date” and such amendment, the “Charter Amendment”); and,

Proposal No. 2 — The Trust Amendment Proposal — to amend the Investment Management Trust Agreement, dated November 2, 2021, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”), to extend the Combination Period for an additional six months, from May 5, 2023 to November 5, 2023 (the “Trust Amendment” and together with the Charter Amendment, the “Extension”). (See Note 9, Subsequent Events)

Pursuant to our Charter, we provided the holders of shares of our Class A common stock (the “Public Shares” and such holders, the “Public Stockholders”) originally sold as part of the Units issued in our IPO (the “IPO”) with the opportunity to redeem, in connection with the Charter Amendment Proposal and the Trust Amendment Proposal (the “Election”), their Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established by us and Continental Stock Transfer & Trust Company (“CST”) to hold the proceeds of the IPO (the “Trust Account”), including interest not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

On April 30, 2023, we and our Sponsor entered into an agreement (the “Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (“Goldstein” and, together with Bulldog, the “Investors”) in exchange for the Investors agreeing not to redeem shares of the Company’s Class A common stock sold in the Company’s IPO (the “Public Shares”) at the Special Meeting. The Non-Redemption Agreement provides for, among other things, the Sponsor to pay approximately $105,000 to the Investors in exchange for the Investors agreeing to hold and not redeem certain Public Shares at the Special Meeting.

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

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $400,000 (see Note 5) which was fully repaid on December 31, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. As of September 30, 2023, the Company had $8,992 in its operating bank account and working capital deficit of $5,555,095.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of September 30, 2023 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through December 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 29, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $8,992 and $147,020 as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

During the period ended September 30, 2023, the Company withdrew $1,179,378 of the interest income from the Trust Account to pay its tax obligations and $105,619,702 from the Trust Account in connection with redemptions. Additional withdrawals may occur in future period as permitted under the Trust Agreement.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. There was $1,878,069 increase in the redemption value at September 30, 2023 since the interest earned to date from marketable securities held in Trust Account exceed the franchise taxes incurred and provision for income taxes to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

At September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,725,456)
Issuance cost of redeemable Class A common stock	(3,040,822)
Plus:
Remeasurement adjustment on redeemable common stock	13,075,318
Class A common stock subject to possible redemption, December 31, 2022	118,309,040
Plus:
Remeasurement adjustment on redeemable common stock	939,298
Class A common stock subject to possible redemption, March 31, 2023	119,248,338
Less:
Redemptions	(105,619,702)
Plus:
Remeasurement adjustment on redeemable common stock	669,929
Class A common stock subject to possible redemption, June 30, 2023	14,298,565
Plus:
Remeasurement adjustment on redeemable common stock	268,842
Class A common stock subject to possible redemption, September 30, 2023	$14,567,407

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of Class A common stock in the calculation of diluted (loss) income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per common stock is the same as basic net loss per common stock. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock.

Reconciliation of Net (Loss) Income per Common Stock

Basic and diluted net (loss) income per share for Class A common stock and for Class B common stock is calculated as follows:

	For the Three Months Ended September 30,
	2023	2022
Net (Loss) Income per share for Class A common stock:
Allocation of net (loss) income to Class A common stock	$(238,358)	$187,458

Basic and diluted weighted average shares, Class A common stock	1,335,696	11,557,500
Basic and diluted net (loss) income per share	$(0.18)	$0.02

Net (Loss) Income per share for Class B common stock:
Allocation of net (loss) income to Class B common stock	$(515,574)	$46,861

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,889,149
Basic and diluted net (loss) income per share	$(0.18)	$0.02

	For the Nine Months Ended September 30,
	2023	2022
Net Loss per share for Class A common stock:
Allocation of net loss to Class A common stock	$(1,144,521)	$(110,509)

Basic and diluted weighted average shares, Class A common stock	6,399,232	11,557,500
Basic and diluted net loss per share	$(0.18)	$(0.01)

Net Loss per share for Class B common stock:
Allocation of net loss to Class B common stock	$(516,733)	$(27,625)

Basic and diluted weighted average shares, Class B common stock	2,889,149	2,889,149
Basic and diluted net loss per share	$(0.18)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (3.98%) and 22.75% for the three months ended September 30, 2023 and 2022, respectively, and (35.15%) and (104.18%) for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (or loss) and associated income tax provision based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account. As of September 30, 2023 and December 31, 2022, the Company had $8,992 and $147,020, respectively, in its cash account.

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

Due from Related Party

Pursuant to the approval of the Charter Amendment Proposal and the Trust Amendment Proposal the Sponsor will deposit extension-related contributions into the Trust Account. During the nine months ended September 30, 2023, the Company contributed $267,137 on behalf of the Sponsor to extend the termination date. As of September 30, 2023 and December 31, 2022, there were $267,137 and $0, respectively, outstanding under due from related party.

Advance from Related Party

On May 10, 2023, pursuant to the approval of the Charter Amendment Proposal and the Trust Amendment Proposal the contributions made by Sponsor to the Trust Account to extend the termination date will be evidenced by a non-interest bearing, unsecured promissory note and will be repayable upon consummation of an initial Business Combination. As of September 30, 2023, the Company has contributed $267,137 to the Trust Account in which will be reimbursed by Sponsor.

Promissory Note — Related Party

The Sponsor issued a promissory note allowing the Company to borrow up to $400,000 under an unsecured promissory note to be used for a portion of the expenses of the IPO. The Company had borrowed $227,690 under the promissory note. At December 31, 2021, the Company fully repaid the outstanding promissory note.

On March 16, 2023, the Sponsor issued a promissory note allowing the Company to borrow up to $3,000,000 under an unsecured promissory note to be used to defray expenses in connection with the proposed Business Combination. The promissory note is payable on the date on which the Company consummates its initial Business Combination. $350,000 in previously advanced fund from the Sponsor is included as part of the principal of the promissory note and is therefore not available for further use by the Company. At September 30, 2023 and December 31, 2022, the Company has $469,000 and $0 outstanding promissory notes, respectively.

Due to Related Parties

As of September 30, 2023 and December 31, 2022, there were $10,220 and $106,215, respectively, outstanding under due to related parties including the monthly administrative service fee.

Working Capital Loans

The Sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company entered into an administrative services agreement on November 2, 2021, pursuant to which the Company will pay an affiliate of the Sponsor, $445 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Total expense under the administrative services agreement during the three and nine months ended September 30, 2023, were $1,335 and $4,005, respectively. Total expense under the administrative services agreement during the three and nine months ended September 30, 2022, were $1,335 and $4,005, respectively.

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

On May 10, 2023, the Company’s stockholders redeemed 10,164,304 shares of Class A shares of common stock for a total of $105,619,702. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $1,056,197 of excise tax liability calculated as 1% of shares redeemed on May 10, 2023.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 57,500 shares of Class A common stock issued and outstanding (excluding 1,335,696 and 11,500,000 shares of Class A common stock subject to possible redemption, respectively).

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 2,889,149 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants – At September 30, 2023 and December 31, 2022, 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants are currently outstanding. Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) The Market Value (defined as the volume weighted average reported trading price of Class A Common Stock for twenty trading days starting on the trading day prior to the date of the consummation of the initial Business Combination) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of September 30, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	Level	December 31, 2022
Assets:
U.S. Money Market Funds Held in Trust Account	1	14,632,141	1	$118,956,557

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2023 and December 31, 2022.

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

On October 9, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that, based on the number of beneficial holders and holders of record of the Company’s Class A common stock (the “Total Holders”), the Company no longer meets Listing Rule 5450(a)(2), which requires listed companies to maintain a minimum of 400 Total Holders. Nasdaq Listing Rule 5810(c)(2)(C) provides TGVC with a period of 45 calendar days, or until November 24, 2023 (the “Compliance Date”), to submit a plan to regain compliance. Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), if Nasdaq accepts the Company’s compliance plan, then Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for compliance with the Total Holders requirement. If Nasdaq does not accept the Company’s compliance plan, then the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On October 25, 2023, the Company entered into a second amendment to the Advisory Agreement with ThinkEquity, dated December 23, 2022 (such amendment, the “Advisory Agreement Amendment”), pursuant to which the Company agreed to pay ThinkEquity a fee of $40,000 in connection with ThinkEquity providing advisory services to the Company in connection with the Non-Redemption Agreement.

On October 27, 2023, the Company and its Sponsor entered into an agreement (the ”Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (together with Bulldog, the “Investors”), in connection with the Company’s Special Meeting (see below). The Non-Redemption Agreement provides for, among other things, the Sponsor, or its designee, to pay up to an aggregate of $369,002 (the “Second Extension Non-Redemption Payment”) to the Investors in exchange for the Investors agreeing to hold and to not redeem certain shares of common stock of the Company held by them (the “Acquired Investor Shares”) if the Extension is approved and becomes effective. If the Sponsor or its designee fails to make the Second Extension Non-Redemption Payment under the Non-Redemption Agreement (subject to a two (2) day grace period) (such date, inclusive of the grace period, the “Liquidation Trigger Date”), then the Company will liquidate and dissolve as soon as practicable (and not later than three (3) days) after the Liquidation Trigger Date.

In connection with the Non-Redemption Agreement, the Company paid ThinkEquity LLC an advisory fee of $40,000.

On November 1, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a third amendment to the Trust Agreement (the “Third Trust Amendment”) that extends the date by which the Company must liquidate the Trust Account established in connection with the Company’s IPO, from November 5, 2023 to May 5, 2024, as described in the Definitive Proxy Statement on Form DEF 14A filed by the Company with the SEC on October 12, 2023 (the “Proxy Statement”). Following such approval by the Company’s stockholders, the Company and CST entered into the Third Trust Amendment on November 1, 2023.

In connection with the Charter Amendment Proposal, holders of 467,026 shares of the Common Stock exercised their right to redeem their shares (and did not withdraw their requests for redemption) for a cash redemption price of approximately $11.04 per share, or an aggregate redemption amount of approximately $5.16 million. Following such redemptions, approximately $9.59 million will remain in the Trust Account and 3,815,319 shares of Common Stock will remain issued and outstanding.

On November 1, 2023, the Company and CST entered into a fourth amendment to the Trust Agreement (the “Fourth Trust Amendment”) to allow for the funds in the Trust Account to be held in an interest-bearing bank demand deposit account.

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

Upon the closing of the IPO and the Private Placement, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of Units in the IPO and a portion of the proceeds of the sale of the Private Placement Warrants was deposited into a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of: (a) the completion of the initial Business Combination; (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation: (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we are unable to complete the initial Business Combination by May 5, 2024; or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) the redemption of 100% of the Public Shares if we are unable to complete the initial Business Combination within the required time frame (subject to the requirements of applicable law).

We have until May 5, 2024 (the “Combination Period”) to complete the initial Business Combination. In connection with the Extension (defined below), the Sponsor will deposit monthly extension payments into the Trust Account on each of May 5, 2023 and on the 5th day of each subsequent month until November 5, 2023. As of the date hereof, six monthly extension payments, in the aggregate principal amount of $320,564, have been deposited into the Trust Account. As such, the termination date was extended to December 5, 2023, which has since been extended to May 5, 2024, following a shareholder vote that occurred on November 1, 2023. If we are unable to complete the initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial Business Combination within the Combination Period.

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

On October 9, 2023, the Company received a written notice (the “Notice”) from Nasdaq indicating that, based on the number of beneficial holders and holders of record of the Company’s Class A common stock (the “Total Holders”), the Company no longer meets Listing Rule 5450(a)(2), which requires listed companies to maintain a minimum of 400 Total Holders. Nasdaq Listing Rule 5810(c)(2)(C) provides the Company with a period of 45 calendar days, or until November 24, 2023 (the “Compliance Date”), to submit a plan to regain compliance. Pursuant to Nasdaq Listing Rule 5810(c)(2)(B)(i), if Nasdaq accepts the Company’s compliance plan, then Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for compliance with the Total Holders requirement. If Nasdaq does not accept the Company’s compliance plan, then the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

On April 30, 2023, we and our Sponsor entered into an agreement (the “Non-Redemption Agreement”) with Bulldog Investors, LLP (“Bulldog”) and Phillip Goldstein (“Goldstein” and, together with Bulldog, the “Investors”) in exchange for the Investors agreeing not to redeem shares of the Company’s Class A common stock sold in the Company’s IPO (the “Public Shares”) at the Special Meeting. The Non-Redemption Agreement provides for, among other things, the Sponsor to pay approximately $105,000 to the Investors in exchange for the Investors agreeing to hold and not redeem certain Public Shares at the Special Meeting.

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

The Company held another special meeting of stockholders (the “November Special Meeting”) on November 1, 2023. At the Special Meeting, shareholders approved the following proposals:

Proposal No. 1 — The Charter Amendment Proposal — to amend the Charter to extend the date by which the Company must consummate a business combination from November 5, 2023 (the “Original Termination Date”) to December 5, 2023 (the “2024 Combination Period”), and to allow the Company, without another stockholder vote, to elect to extend the Combination Period on a monthly basis for up to five times by an additional one month each time after December 5, 2023, by resolution of the Company’s board of directors, if requested by the Company’s sponsor Tsangs Group Holdings Limited, and upon five days’ advance notice prior to the expiration of the applicable 2024 Combination Period, until May 5, 2024, or a total of up to six months after the Original Termination Date, unless the closing of a business combination shall have occurred prior thereto; and,

Proposal No. 2 — The Trust Amendment Proposal — to amend the Trust Agreement, allowing the Company to extend the date by which the Trust Account is to be liquidated pursuant to the Trust Agreement, from November 5, 2023 to May 5, 2024, unless the closing of a business combination shall have occurred prior thereto.

In connection with the Charter Amendment Proposal, holders of 467,026 shares of the Common Stock exercised their right to redeem their shares (and did not withdraw their requests for redemption) for a cash redemption price of approximately $11.04 per share, or an aggregate redemption amount of approximately $5.16 million. Following such redemptions, approximately $9.59 million will remain in the Trust Account and 3,815,319 shares of Common Stock will remain issued and outstanding.

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

As of September 30, 2023, we had investments held in the Trust Account of $14,632,141 (including approximately $740,906 of dividend income and interest income) consisting of money market fund invested in treasury trust fund and matured U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have withdrawn $1,179,378 of interest earned from the Trust Account, as permitted under the Trust Agreement to pay tax obligations and $105,619,702 from the Trust Account in connection with redemptions.

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

As of September 30, 2023, we had cash of $8,992 and working capital deficit of $5,555,095. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination transaction.

Our sponsor has committed that they are willing and able to provide the Company with any additional funds it needs to carry out its operations. In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors have committed to loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $3,000,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s business plan is dependent on the completion of the Business Combination, the Company’s existing cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, and the date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through December 5, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These conditions also raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 10, 2023, the Company’s stockholders redeemed 10,164,304 shares of Class A shares of common stock for a total of $105,619,702. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $1,056,197 of excise tax liability calculated as 1% of shares redeemed on May 10, 2023.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period ended September 30, 2023 relates to our formation and the IPO. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $753,932, which consists of formation and operating costs of $912,493 and provision for income tax of $28,859, offset by interest earned on marketable securities held in Trust Account of $187,420.

For the three months ended September 30, 2022, we had a net income of $234,319, which consist of interest earned on marketable securities held in Trust Account of $529,287, offset by formation and operating costs of $225,976 and provision for income tax of $68,992.

For the nine months ended September 30, 2023, we had a net loss of $1,661,254, which consists of formation and operating costs of $3,436,700 and provision for income tax of $432,081, offset by interest earned on marketable securities held in Trust Account of $2,207,527.

For the nine months ended September 30, 2022, we had a net loss of $138,134, which consists of formation and operating costs of $724,512 and provision for income tax of $70,480, offset by interest earned on marketable securities held in Trust Account of $656,858.

For the nine months ended September 30, 2023, cash used in operating activities was $1,519,269. Net loss of $1,661,254 was affected by interest earned on investments held in Trust account of $2,207,527 and were primarily offset by changes in operating assets and liabilities provided $2,349,512 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $412,861. Net loss of $138,134 was affected by interest earned on investments held in a trust account of $656,858 and changes in operating assets and liabilities used $382,131 of cash for operating activities.

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

On October 25, 2023, we entered into a second amendment to the Advisory Agreement with ThinkEquity, dated December 23, 2022 (such amendment, the “Advisory Agreement Amendment”), pursuant to which we agreed to pay ThinkEquity a fee of $40,000 in connection with ThinkEquity providing advisory services to the Company in connection with the Non-Redemption Agreement dated October 27, 2023.

In connection with the Non-Redemption Agreements dated, April 30, 2023 and October 27, 2023, we agreed to pay ThinkEquity LLC an advisory fee of $50,000 and $40,000, respectively.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change to redemption value at September 30, 2023 since the incurred taxes exceed the interest earned inception to date. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company had not considered the effect of the Private Placement to purchase an aggregate of 5,500,000 of our Class A common stock in the calculation of diluted (loss) income per share, since their exercise is contingent upon future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement and the Proxy Statement on Schedule 14A as initially filed with the SEC on April 10, 2023 and as amended and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was initially filed with the SEC on March 29, 2023 and as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. These filings are located through the SEC EDGAR system and on the company website https://tgventureacquisition.com. Information contained on, or that can be accessed through, our website does not constitute a part of this report. During the nine months ended September 30, 2023, there were no material changes from the disclosure provided in the Form 10-K/A filed with the SEC on September 29, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Certificate of Incorporation***
3.2	Amended and Restated Certificate of Incorporation**
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TG Venture Acquisition Corp., dated as of May 5, 2023(3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TG Venture Acquisition Corp., dated as of November 1, 2023(5)
3.5	By Laws**
4.1	Specimen Unit Certificate+++
4.2	Specimen Class A Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.1	Letter Agreement among the Registrant and our officers, directors, Tsangs Group Holdings Limited, and ThinkEquity LLC****
10.2	Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited**
10.3	Letter Agreement regarding Promissory Note**
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant****
10.5	Registration Rights Agreement between the Registrant and certain security holders****
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Tsangs Group Holdings Limited**
10.7	Securities Subscription Agreement, dated March 22, 2021, between the Registrant and Dragon Active Limited**
10.8	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and Tripoint Capital Management, LLC**
10.9	Securities Subscription Agreement, dated February 8, 2021, between the Registrant and HFI Limited**
10.10	Placement Warrants Purchase Agreement between the Registrant and Tsangs Group Holdings Limited****
10.11	Indemnity Agreement**
10.12	Amendment to Promissory Note, dated April 7, 2021, issued to Tsangs Group Holdings Limited++
10.13	Commitment Letter from Tsangs Group Holdings Limited(1)
10.14	Non-Redemption Agreement, dated as of April 30, 2023, by and among TG Venture Acquisition Corp., Tsangs Group Holdings Limited, Bulldog Investors, LLP and Phillip Goldstein (2)
10.15	Amendment No. 2 to Investment Management Trust Agreement, dated as of May 5, 2023, by and between TG Venture Acquisition Corp. and Continental Stock Transfer & Trust Company(3)
10.16	First Amendment to Business Combination Agreement, dated as of August 10, 2023, by and among the Company, Flexi, PubCo, Merger Sub 1 and Merger Sub 2(4)
10.17	Amendment No. 3 to Investment Management Trust Agreement, dated as of November 1, 2023, by and between TG Venture Acquisition Corp. and Continental Stock Transfer & Trust Company(5)
10.18	Amendment No. 4 to Investment Management Trust Agreement, dated as of November 1, 2023, by and between TG Venture Acquisition Corp. and Continental Stock Transfer & Trust Company(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(5) Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG Venture Acquisition Corp.
Date: November 13, 2023	By:	/s/ Pui Lan Patrick Tsang
Pui Lan Patrick Tsang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Rettger
Philip Rettger
Chief Financial Officer
(Principal Financial and Accounting Officer)

